Form 10QSB
period 1995-09-30
TECFIN CORP
filed 1995-11-15
CIK 352860

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20548


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE
    SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                       Commission File Number -- 0-10926

                               TECFIN CORPORATION
             (Exact name of registrant as spec1fied in its charter)


             Delaware                                           11-2552239
     (State or other Jurisdiction of                          (IRS Employer
      Incorporation or Organizatlon)                      Identification Number)

107 Northern Boulevard, Great Neck, New York                      1002l
     (Address of principal offices)                             (Zip Code)


                                 (516) 829-3774
              (Registrant's Telephone Number lncluding area code)


Indicate by checkmark whether the registrant (1) has flled all reports required to be filed by Section 13 Or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 montlls (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|     No  |__|



The number of shares outstanding of each of the issuer's classes of common shares, as of November 15, 1995 was 64,205,721 shares of Common Stock, $.0001 par value per share, excluding 285,000 shares held in treasury.

PartI - FINANCIAL INFORMATION
Item 1 Financial Statements


                       TECFIN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS-
                                LIQUIDATION BASIS


                                     ASSETS

                                                  SEPTEMBER 30      December 31,
                                                     1995               1994
                                                  (Unaudited)         (Audited)

  Cash and cash equivalent                         $ 15,702            $  9,365

  Demand note receivable-related party              141,501             141,501
                                                   --------            --------
     Total assets                                  $157,203            $150,866
                                                   --------            --------

                                   LIABILITIES

Liabilities:
  Income taxes payable                                                 $  1,287
  Accrued expenses and other current
     liabilities                                     19,369              21,802
                                                   --------            --------
     Total liabilities                               19,369              23,089
                                                   --------            --------


     Net assets                                    $137,834            $127,777
                                                   ========            ========



                 See Notes to Consolidated Financial Statements

                       TECFIN CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                                LIQUIDATION BASIS


                                  For The Nine Months      For the Three Months
                                  Ended September 30,       Ended September 30,
                                ----------------------    ---------------------
                                   1995         1994         1995        1994
                                ---------    ---------    ---------   ---------

Net assets as of Jan 1,         $ 127,777    $  32,835    $ 137,337   $ 132,287
                                ---------    ---------    ---------   ---------
Sales and operating
     revenues                      16,663        9,245        3,038       3,114
                                ---------    ---------    ---------   ---------

Cost and expenses:

    Selling, general and
       administrative               6,606        8,746        2,541       4,300
    Bad debt recovery                          (97,767)
                                ---------    ---------    ---------   ---------
                                    6,606      (89,021)       2,541       4,300
                                ---------    ---------    ---------   ---------

Income (loss) before
    provision for
    income taxes                   10,057       98,266          497      (1,186)

Provision for income taxes           --           --           --
                                ---------    ---------    ---------   ---------
Net income (loss)                  10,057       98,266          497      (1,186)
                                ---------    ---------    ---------   ---------
Net assets as of June 30        $ 137,834    $ 131,101    $ 137,834   $ 131,101
                                =========    =========    =========   =========

Weighed average number of
    shares outstanding             (A)          (A)          (A)         (A)
                                =========    =========    =========   =========

Net income (loss) per
    common share (note 2):

Net income (loss)               $    --      $    --      $    --     $    --
                                =========    =========    =========   =========


(A) - 64,205,721 shares outstanding in all periods


                 See Notes To Consolidated Financial Statements

                       TECFIN CORPORATION AND SUBSIDIARIES
            CONOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                LIQUIDATION BASIS


For Nine                                                                                            Total
Months Ended                              Additional                                                Share-
Sept 30,                Common            Paid in             Accumulated         Treasury          holder
1995                    Stock             Capital               Deficit           Stock             Equity
---------             ---------           ----------          -----------         ---------         ---------
Jan 1, 1995             $6,449            $1,079,170         ($  955,067)         ($2,775)          $127,777


Net income                                                        10,057                              10,057
                        ------            ----------         -----------          --------          --------

Balance
9\30\95                 $6,449            $1,079,170         ($  945,010)         ($2,775)          $137,834
                        ======            ==========         ===========          ========          ========


For Nine
Months Ended
Sept 30,
1994
---------------
Balance at
Jan 1, 1994             $6,449            $1,079,170         ($1,050,009)         ($2,775)          $ 32,835

Net income                                                        98,266                              98,266
                        ------            ----------         ------------         --------          --------
Balance
9\30\94                 $6,449            $1,079,170         ($  951,743)         ($2,775)          $131,101
                        ======            ==========         ============         =========         ========


                 See Notes To Consolidated Financial Statements

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Condensed Information

     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated statement of net assets of the Company and its subsidiaries as of September 30, 1995, the consolidated statements of changes in net assets and changes in stockholders' equity for each of the nine months ended September 30, 1995 and 1994. The financial statements have been prepared on the assumption of the liquidation basis of accounting.

     The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB Annual Report for its fiscal year ended December 31, 1994 Balance sheet at December 31, 1994 contained in this report has been derived from the Company's audited consolidated balance sheet included in such Form 10-KSB.

Note 2 - Income per share

     Primary loss per share is based on the weighted average number of shares outstanding during each period.

Note 3 - Related parties transactions

     In November 1991, the Company loaned $200,000 to an affiliated Company which are demand notes bearing interest at 10%. An additional $100,000 was loaned in June 1994 with interest at 8%. Through September 30 1995, $158,499 has been repaid.

Note 4 - Contingency

     In May 1992, the company received a non-interest bearing demand promissory note from a sublessee of commercial space from the Company. An officer of the company and the sublessee were partners in an unrelated joint venture. The face value of the non-interest bearing demand note is $261,250, which was present valued to $171,250 using an imputed interest of 11.42%. Payments of $124,767 have been received to September 30, 1995.

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
           OF OPERATION

RESULTS OF OPERATIONS

     The Company had no significant operations for the nine months ended September 30, 1995.

     Analysis of Revenue and Expenses is as follows:

                                                  Nlne Months Ended Sept 30,
                                                    1995            1994

     Interest and other income                    $ 16,663        $  9,245
                                                  ========        ========
     Expenses:
       Other                                         6,606           8,746
       Bad debt recovery                                           (97,767)
                                                  --------        --------
     Total expenses                                  6,606         (89,021)
                                                  ========        ========








LIQUIDITY AND CAPITAL RESOURCES

      The Company is in a stringent liquidity and capital resources position. Such position is principally due to the defaults appertaining to (i) the equipment lease with Sparc Environmental Services, Inc.; (ii the equipment lease with East Coast Medical Administrative Services, Inc. and (iii) the sub-lease of the premises 275 Northern Boulevard, Great Neck, NY. The lack of new business in fiscal 1993 and 1994 and nine months ended September 30, 1995 and cash flows results in such periods were additional adverse factors that contributed to the Company's poor liquidity and capital resources position; the improvement of which positions are presently substantially dependent upon the realization by the Company of monies owing to it from the defaulting parties concerned.

      The Company presently does not have any specific plans in mind which would materially change favorably either (i) its short term or long term liquidity (i.e., ability to generate adequate amounts of cash to meet its needs for cash) or (ii) its capital resources position (i.e. source of funds). Furthermore there are no trends or events known to management that will result in, or that are reasonably likely to result in, the Company's liquidity increasing in any material way in the foreseeable future.

      Absent possible collection of a substantial portion of the monies owed to it by Limousine Salon, Inc. as well as monies owed to it by two equipment lessees who are in default of their obligations, the present stringent liquidity and capital resources position of the Company will necessarily adversely affect: the financial condition of the Company; its ability to enter into new lease financing and brokerage arrangements, which line of business has been the Company's principal source of revenues since 1986; its prospects for the future; and its ability to continue in existence.

      While Management believes that the Company will be able to continue in existence during the period ending December 31, 1995, there can be no assurance that the Company will be able to generate sufficient cash to remain in existence thereafter.

PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8K

          (b) No reports on Form 8K were filed during the quarter for which this report is filed.




                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TECFIN CORPORATION

                              SANDERS H. WALLICK

                              Sanders H. Wallick
                              Sanders H. Wallick
                              Chairman and Chief Executive Officer




                              SANDERS H. WALLICK

                              Sanders H. Wallick
                              Sanders H. Wallick
                              Acting Treasurer and Chief Financial
                              and Accounting Officer


DATED NOVEMBER 15, 1995