Form 10QSB/A
period 1995-09-30
TECFIN CORP
filed 1996-02-21
CIK 352860

SIGNATURES

     I represent that I am authorized to submit this form and that all information in this form and the attachments to it is true, correct and complete and I understand that all required items, statements and schedules are integral parts of this form and that the submission of any amendment represents that all unamended items, statements and schedules remain true, correct and complete as previously submitted.

     I am signing this report as required by the Securities Exchange Act of 1934.

                                        TECFIN CORPORATION


                                        /s/ SANDERS H. WALLICK
                                        Sanders H. Wallick
                                        Chairman and Chief Executive Officer



                                        /s/ SANDERS H. WALLICK
                                        Sanders H. Wallick
                                        Acting Treasurer and Chief Financial
                                        and Accounting Officer