Form 10KSB
period 1995-12-31
TECFIN CORP
filed 1996-05-21
CIK 352860

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-KSB

(x) 15, Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) -- For the fiscal year ended December 31, 1995. ( ) 15, Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

Commission file Number 0-10926

   TECFIN CORPORATION
(Name of small business issuer in its charter)

Delaware11-2552239
(State or other jurisdiction of (IRS Employer ID number) incorporation or organization)

107 Northern Boulevard
Great Neck, N. Y. 11021
(Address of principal executive offices)

Issuer's telephone number - (516) 829-3774
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(9) of the Exchange Act:
Common Stock, $.0001 Par Value
(Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.x.No...

  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

  Issuer's revenues for its most recent fiscal year aggregated $19,700.

  An assumed aggregate market value of the Common Stock held by non-affiliates (32,658,221 shares) has been computed by averaging a bid price of $.0001 per share with the average of an asked price of $.0002 per share and another asked price of $.10 per share (i.e.,$.0501) as contained in the "Pink Sheets" published by the National Quotation Bureau dated February 29, 1996. Such assumed value is approximately $819,721 (32,658,221 x $.0251). See also Item 5 of this Report. The number of outstanding shares of the registrant's Common Stock, as of February 29, 1996, excluding 285,000 treasury shares, was 64,205,721.

DOCUMENTS INCORPORATED BY REFERENCE - None

This report consists of 19 pages

  PART I

Item 1. DESCRIPTION OF BUSINESS

(a) (b) - Business Development and Business of Issuer.

General - The Company was organized in the State of Delaware on February 23, 1981. Since 1986, the principal business of the Company, conducted through a subsidiary, GB Leasing Corp. ("GB"), which became wholly owned in 1987, has been that of equipment leasing and equipment lease funding.

During the past four fiscal years of the Company, neither it nor any of its subsidiaries (i.e., GB and TecFin Capital Corp. - "TecCap") generated any new business, and, in substance, none of them conducted any meaningful business operations. See also "Management's Discussion and Analysis or Plan of Operation" elsewhere in this Report. Reference is also made to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Issuer's Form 8, constituting Amendment No. 1 to its Form 10-K for its fiscal year ended December 31, 1991, which is hereby incorporated herein by reference.

Competitive Conditions - The equipment lease brokerage and financing business is highly competitive; there are numerous organizations engaged in such businesses, most of which are much larger than GB and have far greater financial resources available, and GB is not a significant factor in the industry.

Personnel - Mr. Sanders H. Wallick, in his capacity of Chief Executive Officer of the Company, and of GB and TecCap, devotes such of his time and efforts to their business and affairs as he deems necessary. Similarly, Mr. Harry Balterman, in his capacity of Secretary of the Company, which is not a policy making office, devotes such of his time and efforts to the business of the Company and its subsidiaries as is required. From time to time the Company employs such clerical and administrative personnel, on either a full-time or part-time basis as is deemed necessary. As at December 31, 1995, neither the Company nor any of its subsidiaries had any full-time or part-time employees.

Item 2. DESCRIPTION OF PROPERTY

During its fiscal year ended December 31, 1992, the Company rented, on a month-to month basis, approximately 1,300 feet of executive office space, located at 107 Northern Boulevard, Great Neck, N. Y., at a basic minimum monthly rental of $2,558. In 1992, various affiliates of Mr. S. H. Wallick occupied a substantial portion of the space and during such year all but approximately $2,800 of the rent was, in substance, paid by his affiliates (with no liability on the part of the Company for repayment), which affiliates then supplied, and have continued to supply, bookkeeping and other office services to the Company without charge. In 1993 such affiliates continued to occupy substantially all of such space and paid all of the rent, with no liability on the part of the Company for repayment.
In 1994 and 1995, such affiliates occupied, and presently continue to occupy, substantially all of the premises under a lease with the landlord

1

(a non-affiliated person) and have permitted and presently continue to permit, the Company to maintain its offices on the premises at no cost to the Company. See also Note 5 of Notes to Consolidated Financial Statements elsewhere herein.









From September, 1984, until December, 1991, the Company was also the lessee of a one story brick, cinder block and cement block building located on a 15,000 square foot parcel located at 275 Northern Boulevard, Great Neck, N. Y. pursuant to a lease expiring on August 31, 1994. The premises were sub-leased by the Company in December, 1984, for a term expiring August 30, 1994 at a rental rate above that which it was paying.

As at December 31, 1991, the sub-lessee, Limousine Salon, Inc., was in default in rent owing to the Company in the amount of approximately $220,000. As at January 15, 1992, the Company and the owner of the premises entered into a surrender agreement; and in consideration of such surrender and the payment by the Company to the landlord of $41,250, the Company was released of any further obligations under the lease. In May, 1992, the Company's sub-lessee of the premises concerned confirmed in writing that it was obligated to the Company in the sum of $261,250 representing the aforesaid two monetary items and issued a demand note in favor of the Company in the principal sum of $261,250. During the period May, 1992 and December 31, 1995, payments on account of such note were received by the Company aggregating $124,767. See also Note 5 of Notes To Consolidated Financial
Statements elsewhere herein. Reference is also made to Item 2 of the Issuer's Form 8 constituting Amendment No. 1 to its Form 10-K for its
Fiscal Year ended December 31, 1991 for further details concerning the aforesaid sub-lessee and its default under the referred to sub-lease, and related information, which Item is incorporated herein by reference.

The Company does not have any assurance that the note will in fact be paid upon demand or otherwise. It also believes that Limousine Salon, Inc. does not presently have sufficient assets with which to satisfy any judgment which may be obtained against it upon the note if litigation were to be commenced against such entity upon the note.

During the period from April, 1991, through October, 1991, Messrs.
Sanders H. and James R. Wallick were co-venturers with Mr. Vincent Caruso (a principal of Limousine Salon, Inc.) in a non-related business venture (i.e., a Mercedes-Benz and BMW new car dealership). Between September, 1991 and June 6, 1994, the Messrs. Wallick were co-venturers with Mr. Caruso in another non-related business venture (i.e., a Lincoln Mercury new car dealership), which co-venture relationship terminated in June, 1994.

Item 3. LEGAL PROCEEDINGS.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

2

 PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATTERS.

- - Market Information.

The Common Stock of the Company is nominally traded in the over-the-counter market. Prior to November 14, 1985, such Common Stock was quoted in the over-the-counter NASDAQ system; but such quotation was terminated on or about November 13, 1985. While quotations may be available from time to time from various dealers upon request, and quotations appear from time to time in the "Pink Sheets" published by the National Quotation Bureau, the market for the Company's Common Stock does not appear to qualify as an "established trading market" as such term is defined in Securities and Exchange Commission regulations. High and low bid prices for the Common Stock of the Company and average bid and asked prices and prices at which the stock was actually sold have not been published by recognized sources since November 13, 1985, and Management of the Company is not aware of such prices for the quarterly periods within the past two fiscal years except that: (a) The National Stock Summary Guide, published by the
National Quotation Bureau, indicates that at December 31, 1995, the asked price of the Company's Common Stock was $.10 per share; (b) the "Pink Sheets" dated February 29, 1996, contains three quotations for the Company's Common Stock -- one indicates only a bid price of $.0001 per share
- -- another one indicates only an asked price of $.0002 per share -- and another one indicates only an asked price of $.10 per share; (c) the "Pink Sheets" dated March 8, 1995, indicate no bid price but an asked price of $.0002 per share and another asked price of $.0003 per share. Generally speaking, the "Pink Sheets" published by the National Quotation Bureau, Inc. reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and, unless otherwise specified, may not represent actual transactions.

(b) - Holders - The number of holders of record of the Common Stock of the Company as of January 25, 1996, was approximately 769.

(c) - Dividends - No dividends on the Common Stock have been paid since the organization of the Company.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(The material contained in this Item 6 should be read in conjunction with the consolidated financial statements of the Company and notes thereto appearing elsewhere in this report. All computations contained in this Item are based upon the liquidation basis of accounting.

Results of Operations

Operating revenues for the last two fiscal years were $19,700 (1955) and $12,272 (1994). Operating expenses amounted to $11,515 for 1995 and ($83,957) for 1994. Included in operating expenses were selling, general and administrative of $11,515 for 1995 and $13,810 for 1994. Also included were bad debt (recoveries) charges of $0 for 1995 and ($97,767) for 1994. Such bad debt (recoveries) were principally attributable to recoveries on the demand note referred to elsewhere herein. Net income for 1995 was $7,327 and $94,942 for 1994. Net earnings per share were $ O for 1995 and $ O for 1994. The weighted average number of shares of Common Stock outstanding at such dates was 64,205,721 in each case.

The Company does not believe the results of operations were significantly impacted by inflation during the two years ended December 31, 1995.

The following table sets forth in detail an analysis of revenues and expenses as reported in the financial statements contained herein for the periods indicated, as well as related percentages:

                        Years Ended December 31.

                                %       1995            %       1994
                                =       ====            =       ====
REVENUES:
=========

 Lease Revenue -------------    39      $ 7,549         26      $ 3,226
 Interest Income -----------    61      $ 12,151        74      $ 9,046

Total Revenues ---------                $ 19,700                $12,272

EXPENSES: (Including Percentage of Total Revenues)
=========

 Cost of Sales ---------------  O       $ --            O       $ --
 Other Expenses --------------  58      $ 11,515        113     $ 13,810
 Depreciation & Amortization--  O       $ --            O       $ --
 Bad Debts (Recovery)---------  O       $ --            797     $(97,767)
 Total Expenses ----------      58      $ 11,515        684     $(83,957)

Liquidity, Capital Resources and Other Matters Affecting Financial
Condition

As as December 31, 1995, on a liquidation basis: the Company's total assets (all of which were cash related) aggregated $156,992; the Company's total liabilities aggregated $21,888; and shareholders' equity aggregated $135,104. As at December 31, 1994, on a liquidation basis: the Company's total assets (all of which were cash related) aggregated $150,866; the Company's total liabilities aggregated $23,089; and shareholders' equity aggregated $127,777.

As can be seen from the above and the financial statements contained elsewhere herein, the Company is in a limited liquidity and capital resources position. Such position is principally due to the defaults appertaining to (i) two substantial equipment leases which defaults took place in 1990 and 1991; and (ii) the default in the sub-lease of the premises 275 Northern Boulevard, Great Neck, NY described under the caption "Description of Property" elsewhere herein. The lack of new business in fiscal 1995 and 1994 and cash flow results in such periods are additional adverse factors that contribute to the Company's present liquidity and capital resources position; the substantial improvement of which positions are presently principally dependent upon the realization by the Company of monies owing to it from the defaulting parties concerned as well as upon the ability of the Company to generate new and profitable business.

The Company presently does not have any specific plans in mind which would materially change favorably either (i) its short term or long term liquidity (i.e., ability to generate adequate amounts of cash to meet its needs for cash) or (ii) its capital resources position (i.e., source of funds). Furthermore, there are no trends or events known to Management that will result in, or that are reasonably likely to result in, the Company's liquidity increasing in any material way in the foreseeable future. See also Note 3 of the Notes to Consolidated Financial Statements elsewhere herein. The present limited liquidity and capital resources position of the Company will necessarily adversely affect: the financial condition of the Company; its ability to enter into new lease financing and brokerage arrangements, which line of business has been the Company's principal source of revenues since 1986; its prospects for the future; and its ability to continue in existence. See also Note 3 of the Notes to Consolidated Financial Statements elsewhere herein.

While Management believes that the Company will be able to continue in existence during the twelve month period ending December 31, 1996, there can be no assurance that the Company will be able to generate sufficient cash to remain in existence thereafter.









ITEM 7. FINANCIAL STATEMENTS.

The information required by Item 7 appears on pages F-1 through F-8 of this Report, which pages follow page 9 of this Report.

The following is an Index to the referred to Financial Statements:

Report of Independent Certified Public Accountants              F1
Consolidated Statement of Net Assets - Liquidation Basis
  As at December 31, 1995 and 1994                              F2
Consolidated Statement of Changes in Net Assets -
  Liquidation Basis - For years ended December 31, 1995
  1994 and 1993                                                 F3 to F5
Consolidated Statement of Changes in Stockholders's Equity -
  Liquidation Basis
  For years ended December 31, 1995, 1994 and 1993              F6
Notes to Consolidated Financial Statements                      F7 to F8


All schedules supporting financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  Name

Sanders H. Wallick
James R. Wallick
Harry Balterman

Business Experience

Office

President and Chairman of the Board
Vice-President and Director
Secretary and Director

Mr. Sanders H. Wallick, age 72, has been President and Chief Executive Officer and Chairman of the Board of the Company since December 15, 1982. Mr. Wallick has been engaged, as a principal and Chief Executive Officer, in various areas of the automobile business for more than the 26 years last past. He is presently, and has been for more than the five years last past, a principal and President and Chief Executive Officer of each of MIC Leasing Corp., an automobile leasing company; U.S. Automotive Industries, Inc., a wholesale dealer in new and used automobiles; and U.S. Auto Imports & Exports, Inc., a wholesale dealer in new and used automobiles. He is also presently, and has been since September, 1981, a principal, and an officer of Apple Chevrolet, Inc., a new car dealer; and is presently a principal and officer of Apple Lincoln Mercury, Inc., a new car dealer.

Mr. James R. Wallick, age 44, has been a Vice-President and a Director of the Company since December 15, 1982. Mr. Wallick is the son of Sanders
H. Wallick and has been engaged, as a principal and executive officer, in various aspects of the automobile business for more than the five years last past. His principal present activity is that of Chief Executive Officer of Apple Chevrolet, Inc., a G.M. franchised new car dealer in Fairlawn, New Jersey, which has been operated by him since its acquisition in September, 1981. From March, 1980, to September, 1981, he was the Chief Executive Officer of Brahms Chevrolet, Inc., another G.M. franchised new car dealer in New Jersey. He also holds interests in each of the entities set forth above with respect to his father and was actively engaged, as an executive officer, in each of such entities for more than the five years prior to his acquisition of Brahms Chevrolet, Inc., in 1980. He is also presently a principal and officer of Apple Lincoln Mercury, Inc., a new car dealer in Woodside, Queens, New York.

Mr. Harry Balterman, age 76, has been Secretary and a Director of the Company since December 15, 1982. Mr. Balterman is, and has been since 1947, a practicing attorney in the State of New York. The office of Secretary of the Company is a non-policy making office and Mr. Balterman is not an Executive Officer of the Company.

Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting and until his successor is duly elected and qualified. The most recent annual meeting of stockholders was held on August 13, 1986. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Subject to their contract rights to compensation, if any, officers may be removed at any time by the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1)(2) During the past three fiscal years of the Company, no plan or non-plan compensation was awarded to, earned by, or paid to, any Executive Officer or Director of the Company for services rendered to the Company and its subsidiaries in any capacity; except that in each of the past three fiscal years Mr. Harry Balterman, was paid the sum of $6,000 for legal services rendered to the Company.

(b) Summary Compensation Table

- -- Not Applicable.

(c) Option/SAR Grants Table -- Not Applicable.
id) Aggregated Option/SAR Exercise and Fiscal Year End Option/SAR
Value Table -- Not Applicable.

(e) Long Term Incentive Plan ("LTIP") Awards Table -- Not Applicable.

(f) Compensation of Directors

Directors who are not employees of the Company, or any of its subsidiaries, are entitled to receive an attendance fee of $300, plus expenses, for each meeting of the Board attended. There were no formal meetings of the Board of Directors during the fiscal year ended December 31, 1995, and, accordingly, no attendance fees were paid to anyone.

(g) Employment contracts and termination of employment and change in control arrangements.

There are no employment agreements in effect with any executive officer of the Company nor are there in effect any compensatory plan or arrangement relating to or resulting from the resignation, retirement or any other termination of such executive officer's employment with the Company or any of its subsidiaries or from a change in control.

(h) Report on repricing of options/SAR's -- Not Applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)(b) The following table sets forth certain information as of March 5, 1996, regarding each person known by the Company to own beneficially more than 5% of the Company's Common Stock, each director of the Company who owns shares of Common Stock, and all directors and officers of the Company as a group.

                                                        Approximate
                        Amount and Nature of            Percent
Name and Address        Beneficial Ownership (1)        of Class *
======================  ========================        ===========
Sanders H. Wallick
107 Northern Boulevard
Great Neck, N. Y. 11021  16,151,250 (2)                 25

James R. Wallick
107 Northern Boulevard
Great Neck, N. Y. 11021  14,171,250 (3)                 22

Harry Balterman          1,225,000 (4)                  1.9

All Directors and
Officersas a Group
(3 persons)              31,547,500                     49

* All calculations are based upon 64,205,721 shares outstanding.


(1) Unless otherwise indicated, all shares are directly owned, and the sole investment and voting power is held, by the persons named.

(2) Represents: 5,113,333 shares which are directly owned and as to which Mr. S. H. Wallick has the sole investment and voting power and a 50% interest in 22,075,834 shares held by MIC Leasing Corp. the capital stock of which is owned 50X by Mr. S. H. Wallick and 50% by Mr. J. R. Wallick. Messrs. S. H. Wallick and J. R. Wallick can be deemed to equally share the investment and voting power of the 22,075,834 shares owned by MIC Leasing Corp.

(3) Represents: 3,133,333 shares which are directly owned and as to which Mr. J. R. Wallick has the sole investment and voting power and a 50% interest in 22,075,834 shares held by MIC Leasing Corp. the- capital stock of which is owned 50% by Mr. S. H. Wallick and 50% by Mr. J. R. Wallick. Messrs. S. H. Wallick and J. R. Wallick can be deemed to equally share the investment and voting power of the 22,075,834 shares owned by MIC Leasing Corp.

(4) Includes 225,000 shares held by wife.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(i) During the fiscal year ended December 31, 1991, the Company loaned $200,000 to MIC Leasing Corporation, a corporation owned by Messrs.
S. H. and J. Wallick. Such loan was evidenced by demand notes bearing interest at the rate of 10% per annum and personally endorsed by Mr. S. H. Wallick. As at December 31, 1995, the amount of such loan still outstanding was $41,501. See also Note 5 of Notes to Consolidated Financial Statements elsewhere herein.

(ii) During the fiscal year ended December 31, 1994, the Company loaned an additional $100,000 to MIC Leasing Corporation. Such loan was evidenced by a demand note bearing interest at the rate of 8% per annum and personally guaranteed by Mr. S. H. Wallick. As at December 31, 1995, the amount of such loan still outstanding was $100,000. See also Note 5 of Notes to Consolidated Financial Statements elsewhere herein.

(iii) For details of a relationship between Mr. S. H. and J. R.
Wallick and Mr. Vincent Caruso, the major principal of Limousine Salon, Inc., the corporate sub-lessee of certain premises formerly leased by the Company, reference should be made to the caption "Description of Property" elsewhere in this Report. See also Note 5 of Notes to Consolidated Financial Statements elsewhere herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements and Financial Statement Schedules.

A list of the Financial Statements and Financial Statement
Schedules filed as a part of this Report is set forth in Item 7, which list is incorporated herein by reference.

(a)(2) Exhibits

(3) (a) Certificate of Incorporation of Registrant.(Incorporated by reference to Exhibit 2(a) of Form S-18 Registration Statement of Issuer, file # 2-71929-NY).

(b) Amendment to Certificate of Incorporation of Issuer.
(Incorporated by reference to Exhibit 3 to Form 8-K of Issuer for event of March 31, 1983, file # 2-71929-NY).

(c) By-Laws of Issuer. (Incorporated by reference to Exhibit 2(b) of Form S-18 Registration Statement of Issuer, file # 2-71929-NY).

11. Statement re computation of per share earnings. (Included in Note 1 of Notes To Consolidated Financial Statements)

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.


   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned "hereunto duly authorized.

TECFIN CORPORATION

March  1996

By: s/ Sanders H. Wallick
  Sanders H. Wallick
  President and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/Sanders H. Wallick

 (Sanders H. Wallick)Chairman of the Board March , 1996
 (Chief Executive officer
 and acting principal
 financial and accounting
 officer)

s/ James R. Wallick

 (James R. Wallick) Director  March  , 1996

(Harry Balterman)

Director










	INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors
TecFin Corporation



We have audited the accompanying consolidated statements of net assets (liquidation basis) of TecFin Corporation as at December 31, 1995 and 1994, and the related consolidated statements of changes in net assets (liquidation basis) and the consolidated statements of changes in stockholders equity (liquidation basis) for the years ended December
31, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the Company's consolidated financial statements have been prepared on the liquidation basis of accounting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of TecFin Corporation as at December 31, 1995 and 1994, and the changes in net assets in liquidation for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

The Company plans to use the proceeds of the sale of its assets to satisfy its obligations. It is not presently determinable whether the amounts realizable from the disposition of the assets will differ materially from the amounts shown in the consolidated financial statements.






New York, N. Y.
March 21, 1996


TECFIN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)







	A S S E T S
	(Note 1)



	    December 31,
	  1995            1994

Cash    $ 15,491        $  9,365

Demand notes receivable -
	related party (Note 5)   141,501         141,501

		 156,992         150,866



	L I A B I L I T I E S



Liabilities:
	Income taxes payable    926     1,287
	Accrued expenses and other
	  current liabilities     20,962          21,802
	      Total liabilities   21,888          23,089

Net assets      $135,104        $127,777

















	See notes to consolidated financial statements.


	TECFIN CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
	(Liquidation Basis)

	FOR THE YEAR ENDED DECEMBER 31, 1995
	(Note 1)








Net assets as of January 1, 1995                $127,777

Sales and operating revenues (Note 5)   $19,700

Cost and expenses:
  Selling, general and administrative    11,515

Income from operations  8,185

Provision for taxes (Note 4)        858

Net income                 7,327

Net assets as of December 31, 1995              $135,104


Earnings per share (Note 2):
	Weighted average number of
	  common shares outstanding             64,205,721


Income per common share         $   -



















	See notes to consolidated financial statements.


	TECFIN CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
	(Liquidation Basis)

	FOR THE YEAR ENDED DECEMBER 31, 1994
	(Note 1)








Net assets as of January 1, 1994                        $ 32,835

Sales and operating revenues (Note 5)           $12,272

Cost and expenses:
  Selling, general and administrative   $13,810
	Bad debt recovery (Note 5)      ( 97,767)
			( 83,957)

Income from operations          96,229

Provision for taxes (Note 4)              1,287

Net income                        94,942

Net assets as of December 31, 1994                      $127,777


Earnings per share (Note 2):
	Weighted average number of
	  common shares outstanding                     64,205,721


Income per common share                 $   -

















	See notes to consolidated financial statements.


	TECFIN CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
	(Liquidation Basis)

	FOR THE YEAR ENDED DECEMBER 31, 1993
	(Note 1)








Net assets as of January 1, 1993                        $25,182

Sales and operating revenues (Note 5)           $8,080

Cost and expenses:
  Selling, general and administrative   $16,314
	Bad debt recovery (Note 5)      ( 16,789)
			   475

Income from operations          8,555

Provision for taxes (Note 4)               902

Net income                        7,653

Net assets as of December 31, 1993                      $32,835


Earnings per share (Note 2):
	Weighted average number of
	  common shares outstanding                     64,205,721


Income per common share                 $   -

















	See notes to consolidated financial statements.





	TECFIN CORPORATION AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 1995





NOTE 1 -        BASIS OF PRESENTATION.

			The accompanying consolidated financial statements have been prepared on the assumption of the liquidation basis of accounting in accordance with Section 607.02 of the Codification of Financial Reporting Policies adopted by the Securities and Exchange Commission. The consolidated statement of net assets (liquidation basis) does not distinguish between current and long-term balances, as would be reflected if such statement had been prepared on the assumption of going concern.



NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

	(a)     Principles of Consolidation:

			The accompanying consolidated financial statements include the accounts of TecFin Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.


	(b)     Earnings Per Share:

			Primary income per share is based on the weighted average number of shares outstanding during each year.


	(c)     Liquidation Basis:

			The accompanying consolidated financial statements reflect the adoption of a liquidation basis accounting effective January 1, 1992.



NOTE 3 -        THE COMPANY.

			The Company suffered a significant net loss during 1991, lacks any new business now or in the foreseeable future and at present, management of the Company does not have any viable plan for the future to meet its short-term or long-term liquidity needs. The Company has not adopted a formal plan of liquidation. However, in the opinion of management, existing assets should be sufficient to extinguish existing liabilities.





NOTE 4 -        PROVISION FOR INCOME TAXES.

			The provision for income tax expense varies from the federal statutory rate as follows:

		       For the Years Ended
			   December 31,

					1 9 9 5          1 9 9 4        1 9 9 3
Federal statutory rate               $2,783  34.0%    $32,717  34.0%    $2,908  34.0%

State and local income taxes
	net of federal tax benefit (   566) ( 7.5)  (    850) ( 0.9)  (   595) ( 7.0)

Effect of net operating loss
	not available for carryback( 1,359) (16.6)  ( 30,580) (31.8)  ( 1,411) (16.5)

Provision for income taxes           $  858   9.9%    $ 1,287   1.3%   $  902   10.5%


			At December 31, 1995, the Company has a net operating loss carryforward of approximately $877,000, which can be applied to reduce future taxable income through December 31, 2004.



NOTE 5 -        RELATED PARTY TRANSACTIONS.

			In November 1991, the Company loaned $200,000 to M.I.C. Leasing Corp. which are demand notes bearing interest at 10%. In addition, on June 6, 1994, the Company loaned an additional $100,000 to M.I.C. Leasing Corp., which is a demand note bearing interest at 8%. At December
31, 1995 and 1994, the Company was owed $141,501 in each year from the demand notes. The interest income earned from these notes were $12,152, $9,046 and $4,635, respectively for the years ended December 31, 1995, 1994 and 1993.

			In May 1992, the Company received a non-interest bearing demand promissory note from a sublessee of commercial space. An officer of the Company and the sublessee were partners in an unrelated joint venture. The face value of the non-interest bearing demand note is $261,250, which was present value to $171,250 using an imputed interest rate of 11.42%. The consolidated financial statements were prepared on liquidation basis at December 31, 1991 and the aforementioned note of $261,250 was written off due to no security, collateral or personal guarantees. For the years ended December 31, 1994 and 1993, the Company collected $97,767 and $15,000, which is reflected in the financial statements as bad debt recovery.

TECFIN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Liquidation Basis)

FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Note 1)






						  Common Stock       Additional                      Treasury Stock           Total
					       ------------------     Paid-In        Accumulated     ---------------   Stockholders'
					       Shares       Amount    Capital          Deficit       Shares   Amount         Equity

Balance at January 1, 1993                   64,490,721      $6,449  $1,079,170      ($1,057,662)    285,000 ($2,775)        $25,182

Net income for the year ended
December 31, 1993                                     -           -           -             7,653          -        -          7,653

Balance at December 31, 1993                 64,490,721       6,449   1,079,170       ( 1,050,009)   285,000 ( 2,775)         32,835

Net income for the year ended
December 31, 1994                                     -           -           -             94,942         -        -         94,942

Balance at December 31, 1994                 64,490,721       6,449   1,079,170       (   955,067)   285,000 ( 2,775)        127,777

Net income for the year ended
December 31, 1995                                     -           -           -              7,327         -        -          7,327

Balance at December 31, 1995                 64,490,721      $6,449  $1,079,170       ($  947,740)   285,000 ($2,775)       $135,104











	See notes to consolidated financial statements.