Form 10QSB
period 1996-09-30
TECFIN CORP
filed 1996-12-04
CIK 352860

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20548

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1996

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

Yes __X____  No _______

The number of shares outstanding of each of the issuer's classes of common shares, as of November 15, 1996 was 64,205,771 shares of Common stock $.0001 par value per share,excluding 285,000 shares held in treasury.













Part I - FINANCIAL INFORMATION
Item l Financial Statements

                         TECFIN CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS-
                             LIQUIDATION BASIS

                             ASSETS

                                             SEPTEMBER 30,      DECEMBER 31,
                                                 1996              1995
                                              (Unaudited)       (Audited)

Cash and cash equivalent                     $ 17,097          $ 15,491

Demand note receivable-related party          141,501           141,501
                                             ---------        ---------
        Total assets                         $158,598          $156,992
                                             ========         =========

                LIABILITIES

Liabilities:
   Income taxes payable                           505               926
   Accrued expenses and other current
     liabilities                               19,712            20,962
                                             --------          --------
     Total liabilities                         20,217            21,888
                                             --------          --------

     Net assets                              $138,381          $135,104
                                             ========          ========

     See Notes to Consolidated Financial Statements


                TECFIN CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                         LIQUIDATION BASIS

                              For the Nine Months           For the Three Months
                              Ended September 30,           Ended September 30,
                           ----------------------------   -----------------------
                               1996            1995          1996           1995
                           ------------    ------------  -----------     ---------
Net assets as of Jan l,    $135,104        $127,777      $ 136,893       $ 137,337
                           --------        --------      ----------      ----------
Sales and operating
   revenues                   9,114          16,663          3,038           3,038
                           --------        --------      ----------      ----------

Cost and expenses:
   Selling, general and
     administrative           5,837           6,606          1,550           2,541
                           --------        --------      ----------      ---------
                              5,837           6,606          1,550           2,541
                           --------        --------      ----------      ---------

Income before
   provision for
   income taxes               3,277          10,057          1,488             497

Provision for taxes                            -
                           --------        --------      ---------       ---------
Net income                    3,277          10,057          1,488             497
                           --------        --------      ---------       ---------
Net assets as of Sept 30   $138,381        $137,834      $ 138,381       $ 137,834
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
                           ========        ========      =========       =========

(A) - 64,205,771 shares outstanding in all periods

        See Notes To Consolidated Financial Statements

                TECFIN CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          LIQUIDATION BASIS

For Nine                                                          Total
Months Ended             Additional                               Share-
Sept 30,       Common    Paid in      Accumulated     Treasury    holder
1996           Stock     Capital        Deficit        Stock      Equity
------------  --------  ----------    ----------      --------   ---------
Balance at
Jan l, 1996     $6,449  $1,079,170    ($947,740)      ($2,775)   $135,104

Net income                                3,277                     3,277
                ------  ----------    ----------      --------   ---------
Balance
9/30/96         $6,449  $1,079,170    ($944,463)      ($2,775)   $l38,381

For Nine                                                             Total
Months Ended              Additional                                 Share-
Sept 30,        Common    Paid in        Accumulated     Treasury    holder
1995             Stock     Capital         Deficit        Stock       Equity
------------    -------  -----------     -----------     --------   ----------
Jan 1, 1996     $6,449   $1,079,170      ($955,067)      ($2,775)   $127,777

Net income                                  10,057                    10,057
                ------- -----------      ---------       --------   --------

Balance
9/30/96         $6,449   $1,079,170     ($945,010)      ($2,775)    $137,834
                ======   ==========     ==========      ========    ========

              See Notes To Consolidated Financial Statements

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

        Note 1 - Basis of Condensed Information

        In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated statement of net assets of the Company and its subsidiaries as of Septembe 30,1996, the consolidatd statements of changes in net assets and changes in stockholders' equity for each of the nine months ended September 30, 1996 and 1995. The financial statements have been prepared on the assumption of the liquidation basis of accounting.
        The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.
        Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB
Annual Report for its fiscal year ended December 31, 1995.
Balance sheet at December 31, 1995 contained in this report has been derived from the Company's auditd consolidated balance sheet included in such Form 10-KSB.

        Note 2 - Earnings per share

        Primary income per share is based on the weighted average number of shares outstanding during each period.

        Note 3 - Related parties transactions

        In November 1991, the Company loaned $200,000 to an affiliated Company which are demand notes bearing interest at 10%. An additional $100,000 was loaned in June 1994 with interest at 8%. Through September 30, 1996, $158,499 has been repaid.

        Note 4 - Contingency

        In May 1992, the Company received a non-interest bearing demand promissory note from a sublessee of commercial space from the Company.
An officer of the Company and the sublessee were partners in an unrelated joint venture. The face value of the non-interest bearing demand note is $261,250, which was present valued to $171,250 using an imputed interest of 11.42%. Payments of $124,767 have been received to September 30, 1996.

Item 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                               OF OPERATION

RESULTS OF OPERATIONS
        The Company had no significant operations for the nine months ended September 30, 1996.
        Analysis of Revenue and Expenses is as follows:

                                   Nine Months Ended Sept 30,
                                    1996       1995
        Interest and other income   $9114      $16,663
                                    =====      =======
        Expenses:
          Other                      5837        6,606
                                    -----      -------
        Total expenses               5837        6,606
                                   ======      =======

LIQUIDITY AND CAPITAL RESOURCES
        The Company is in a limited liquidity and capital resources position. Such position is principally due to the defaults appertaining to
(i) two substantial equipment leases which defaults took place in 1990 and 1991; and (ii) the default in the sub-lease of the premises 275
Northern Boulevard, Great Neck, N.Y.
        The lack of new business in fiscal 1994 and 1995 and nine months ended September 30, 1996 and cash flows results in such periods were additional adverse factors that contributed to the Company's present liquidity and capital resources position; the substantial improvement of whcih positions are presently substantially dependent upon the realization by the Company of monies owing to it from the defaulting parties concerned as well as upon the ability of the Company to generate new and profitable business.

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



DATED:  NOVEMBER 15, 1996