Form 10KSB
period 1996-12-31
TECFIN CORP
filed 1997-06-06
CIK 352860

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-KSB

(x) 15, Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) -- For the fiscal year ended December 31, 1996. ( ) 15, Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

Commission file Number 0-10926

   TECFIN CORPORATION
(Name of small business issuer in its charter)

     Delaware                        11-2552239
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

Issuer's revenues for its most recent fiscal year aggregated $12,152.

An assumed aggregate market value of the Common Stock held by non-affiliates (33,883,221 shares) has been computed by averaging a bid price of $.0005 per share with the average of an asked price of $.025 per share and another asked price of $.02 per share as contained in the "Pink
Sheets" published by the National Quotation Bureau dated March 10, 1997. Such assumed value is approximately $576,015 (33,883,221 x .017).See also
Item 5 of this Report. The number of outstanding shares of the registrant's Common Stock, as of March 10, 1997, excluding 285,000 treasury shares, was 64,205,721.

DOCUMENTS INCORPORATED BY REFERENCE - None

This report consists of    pages

  PART I

Item 1. DESCRIPTION OF BUSINESS

(a) (b) - Business Development and Business of Issuer.

General - The Company was organized in the State of Delaware on February
23, 1981. During the past three fiscal years of the Company, neither it nor it's subsidiary (i.e., TecFin Capital Corp. ("Tec Cap") generated any new business; and, in substance, none of them conducted any meaningful business opoerations. See also "Management's Discussion and Analysis or Plan of Operation "elsewhere in this report.

Personnel - Mr. Sanders H. Wallick, in his capacity of Chief Executive Officer of the Company (and TecCap,) devotes such of his time and efforts to the business and affairs as he deems necessary. From time to time the Company employs such clerical and administrative personnel, on either a full-time or part-time basis as is deemed necessary. As at December 31, 1996, neither the Company nor its subsidiary had any full-time or part-time employees.

Item 2. DESCRIPTION OF PROPERTY

Since 1993 the Company maintains its office at 107 Northern Boulevard, Great Neck, New York. The rent is paid by various affiliates of Mr. Sanders H. Wallick and have permitted and presently continue to permit the Company to maintain it's offices on the premises at no cost to the Company.

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



 PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATTERS.

(a) -  Market Information.

The Common Stock of the Company is nominally traded in the over-the-counter market. Prior to November 14, 1985, such Common Stock was quoted in the over-the-counter NASDAQ system; but such quotation was terminated on or about November 13, 1985. While quotations may be available from time to time from various dealers upon request, and quotations appear from time to time in the "Pink Sheets" published by the National Quotation Bureau, the market for the Company's Common Stock does not appear to qualify as an "established trading market" as such term is defined in Securities and Exchange Commission regulations. High and low bid prices for the Common
Stock of the Company and average bid and asked prices and prices at which the stock was actually sold have not been published by recognized sources since November 13, 1985, and Management of the Company is not aware of such prices for the quarterly periods within the past two fiscal years except that: (a) The National Stock Summary Guide, published by the
National Quotation Bureau, indicates that at December 31, 1995, the asked price of the Company's Common Stock was $.10 per share; (b) the "Pink
Sheets" dated March 10, 1997, contains two quotations for the Company's Common Stock, one indicates a bid price of $.005 per share and an asked price of $.025 per share and another an asked price of $.02 per share; (c) the "Pink Sheets" dated February 29, 1996 and one indicates only a bid price of $.0001 per share -- and another one indicates only an asked price of $.10 per share. Generally speaking, the "Pink Sheets" specified, may not represnt actual transactions.

(b) - Holders - The number of holders of record of the Common Stock of the Company as of January 25, 1997, was approximately 769.

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

Results of Operations

Operating revenues for the last two fiscal years were $12,152 (1996) and $19,700 (1995). Operating expenses which consisted of selling, general and administrative exzpense amounted to $7,941 for 1996 and $11,515 for 1995. Net income for 1996 was $4,211 and for 1995 was $7,327. Net earnings per share were $0 for 1996 and $0 for 1995. The weighted average number of shares of Common Stock outstanidng at such dates was 64,205,721 in each case.

The Company does not believe the results of operations were significantly impacted by inflation during the two years ended December 31,1996.

The following table sets forth in detail an analysis of revenues and expenses as reported in the financial statements contained herein for the periods indicated, as well as related percentages:

			Years Ended December 31.

			                             	%       1996            %       1995
                             				=       ====            =       ====
REVENUES:


 Lease Revenue        -------------     $               39      $ 7,549
 Interest Income -----------   100      $ 12,152        61      $12,151
			                                   		________                _______
Total Revenues ---------                $ 12,152                $19,700
                                   					========                =======
EXPENSES: (Including Percentage of Total Revenues)
=========

 Cost of Sales ---------------   O      $ --             O     $ --
 Other Expenses --------------  65      $  7,941        58     $ 11,515
                                    					--------                --------
 Total Expenses ----------      65      $  7,941        58     $ 11,515
			                                   		========                ========

Liquidity, Capital Resources and Other Matters Affecting Financial
Condition

As as December 31, 1996, on a liquidation basis: the Company's total assets (all of which were cash related) aggregated $160,782; the Company's total liabilities aggregated $21,467; and shareholders' equity aggregated $139,315. As at December 31, 1995, on a liquidation basis: the Company's total assets (all of which were cash related) aggregated $156,992; the Company's total liabilities aggregated $21,888; and shareholders' equity aggregated $135,104.

As can be seen from the above and the financial statements contained elsewhere herein, the Company is in a limited liquidity and capital resources position. Such position is principally due to the defaults appertaining to (i) two substantial equipment leases which defaults took place in 1990 and 1991; and (ii) the default in the sub-lease of the premises 275 Northern Boulevard, Great Neck, NY described under the caption "Description of Property" elsewhere herein. The lack of new business in fiscal 1996 and 1995 and cash flow results in such periods are additional adverse factors that contribute to the Company's present liquidity and capital resources position; the substantial improvement of which positions are presently principally dependent upon the realization by the Company of monies owing to it from the defaulting parties concerned as well as upon the ability of the Company to generate new and profitable business.

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

While Management believes that the Company will be able to continue in existence during the twelve month period ending December 31, 1997, there can be no assurance that the Company will be able to generate sufficient cash to remain in existence thereafter.









ITEM 7. FINANCIAL STATEMENTS.

The information required by Item 7 appears on pages F-1 through F-8 of this Report, which pages follow page 9 of this Report.

The following is an Index to the referred to Financial Statements:

Report of Independent Certified Public Accountants              F1
Consolidated Statement of Net Assets - Liquidation Basis
  As at December 31, 1996 and 1995                              F2
Consolidated Statement of Changes in Net Assets -
  Liquidation Basis - For years ended December 31, 1996
  1995 and 1994                                                 F3 to F5
Consolidated Statement of Changes in Stockholders's Equity -
  Liquidation Basis
  For years ended December 31, 1996, 1995 and 1994              F6
Notes to Consolidated Financial Statements                      F7 to F8


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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  Name

Sanders H. Wallick              President and Chairman of the Board
James R. Wallick                Vice-President and Director


Business Experience

Mr. Sanders H. Wallick, age 73, has been President and Chief Executive Officer and Chairman of the Board of the Company since December 15, 1982. Mr. Wallick has been engaged, as a principal and Chief Executive Officer, in various areas of the automobile business for more than the 26 years last past. He is presently, and has been for more than the five years last past, a principal and President and Chief Executive Officer of each of MIC Leasing Corp., an automobile leasing company; U.S. Automotive Industries, Inc., a wholesale dealer in new and used automobiles; and U.S. Auto Imports & Exports, Inc., a wholesale dealer in new and used automobiles. He is also presently, and has been since September, 1981, a principal, and an officer of Apple Chevrolet, Inc., a new car dealer.

Mr. James R. Wallick, age 45, has been a Vice-President and a Director of the Company since December 15, 1982. Mr. Wallick is the son of Sanders
H. Wallick and has been engaged, as a principal and executive officer, in various aspects of the automobile business for more than the five years last past. His principal present activity is that of Chief Executive Officer of Apple Chevrolet, Inc., a G.M. franchised new car dealer in Fairlawn, New Jersey, which has been operated by him since its acquisition in September, 1981. From March, 1980, to September, 1981, he was the Chief Executive Officer of Brahms Chevrolet, Inc., another G.M. franchised new car dealer in New Jersey. He also holds interests in each of the entities set forth above with respect to his father and was actively engaged, as an executive officer, in each of such entities for more than the five years

Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting and until his successor is duly elected and qualified. The most recent annual meeting of stockholders was held on August 13, 1986. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Subject to their contract rights to compensation, if any, officers may be removed at any time by the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1)(2) During the past three fiscal years of the Company, no plan or non-plan compensation was awarded to, earned by, or paid to, any Executive Officer or Director of the Company for services rendered to the Company and its subsidiaries in any capacity; during the past three fiscal years, a former officer and director was paid a total of $15,000 for legal services rendered to the Company.

(b) Summary Compensation Table

-- Not Applicable.

(c) Option/SAR Grants Table -- Not Applicable.
id) Aggregated Option/SAR Exercise and Fiscal Year End Option/SAR
Value Table -- Not Applicable.

(e) Long Term Incentive Plan ("LTIP") Awards Table -- Not Applicable.

(f) Compensation of Directors

Directors who are not employees of the Company, or any of its subsidiaries, are entitled to receive an attendance fee of $300, plus expenses, for each meeting of the Board attended. There were no formal meetings of the Board of Directors during the fiscal year ended December 31, 1996, and, accordingly, no attendance fees were paid to anyone.

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

(h) Report on repricing of options/SAR's -- Not Applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)(b) The following table sets forth certain information as of March 10, 1997, regarding each person known by the Company to own beneficially more than 5% of the Company's Common Stock, each director of the Company who owns shares of Common Stock, and all directors and officers of the Company as a group.

							Approximate
			Amount and Nature of            Percent
Name and Address        Beneficial Ownership (1)        of Class *
======================  ========================        ===========
Sanders H. Wallick
107 Northern Boulevard
Great Neck, N. Y. 11021  16,151,250 (2)                 25

James R. Wallick
107 Northern Boulevard
Great Neck, N. Y. 11021  14,171,250 (3)                 22


All Directors and
Officers as a Group
(2 persons)              30,322,500                     47

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(i) During the fiscal year ended December 31, 1991, the Company loaned $200,000 to MIC Leasing Corporation, a corporation owned by Messrs.
S. H. and J. Wallick. Such loan was evidenced by demand notes bearing interest at the rate of 10% per annum and personally endorsed by Mr. S. H. Wallick. As at December 31, 1996, the amount of such loan still outstanding was $41,501. See also Note 5 of Notes to Consolidated Financial Statements elsewhere herein.

(ii) During the fiscal year ended December 31, 1994, the Company loaned an additional $100,000 to MIC Leasing Corporation. Such loan was evidenced by a demand note bearing interest at the rate of 8% per annum and personally guaranteed by Mr. S. H. Wallick. As at December 31, 1996, the amount of such loan still outstanding was $100,000. See also Note 5 of Notes to Consolidated Financial Statements elsewhere herein.


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

				     TECFIN CORPORATION



				     By: s/ Sanders H. Wallick
					 Sanders H. Wallick
March 30, 1997                           President and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/Sanders H. Wallick
____________________
(Sanders H. Wallick)       Chairman of the Board         March 30,1997
			    (Chief Executive officer
			      and acting principal
			      financial and accounting
			      officer)

s/ James R. Wallick
____________________
 (James R. Wallick)         Director                     March 30,1997











	INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors
TecFin Corporation



We have audited the accompanying consolidated statements of net assets (liquidation basis) of TecFin Corporation as at December 31, 1996 and 1996, and the related consolidated statements of changes in net assets (liquidation basis) and the consolidated statements of changes in stockholders equity (liquidation basis) for the years ended December
31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of TecFin Corporation as at December 31, 1996 and 1995, and the changes in net assets in liquidation for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

The Company plans to use the proceeds of the sale of its assets to satisfy its obligations. It is not presently determinable whether the amounts realizable from the disposition of the assets will differ materially from the amounts shown in the consolidated financial statements.






New York, N. Y.
February 12, 1997


TECFIN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)







                                 	A S S E T S
                                  	(Note 1)



                                  					   December 31,
				                                    1996            1995

Cash                                $ 19.281         $ 15,491

Demand notes receivable -
	related party (Note 5)              141,501          141,501
				                                --------        ---------
				                                 160,782          156,992
				                                --------        ---------


                          	L I A B I L I T I E S



Liabilities:
	Income taxes payable               $    505         $    926
	Accrued expenses and other
	  current liabilities                20,962           20,962
				                                 --------         --------
	      Total liabilities              21,467           21,888
				                                --------         --------

Net assets                          $139,315         $135.104
                            				   =========         ========
















	See notes to consolidated financial statements.


	TECFIN CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
		    (Liquidation Basis)

	FOR THE YEAR ENDED DECEMBER 31, 1996
		      (Note 1)








Net assets as of January 1, 1996                            $135,104

Sales and operating revenues (Note 5)        $12,152

Cost and expenses:
  Selling, general and administrative          7,941
                                   					     -------
Income from operations                         4.211

Provision for taxes (Note 4)                     -
                                   					     -------
Net income                                                     4.211
							                                                     --------
Net assets as of December 31, 1996                          $139,315
							                                                     ========

Earnings per share (Note 2):
	Weighted average number of
	  common shares outstanding                              64,205,721
                                          							         ==========

Income per common share                                     $   -
	                                                 						    ========


















	See notes to consolidated financial statements.


	TECFIN CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
		       (Liquidation Basis)

	FOR THE YEAR ENDED DECEMBER 31, 1995
		       (Note 1)








Net assets as of January 1, 1995                            $127,777

Sales and operating revenues (Note 5)        $19,700

Cost and expenses:
  Selling, general and administrative         11,515
                                   					     -------

Income from operations                         8,185

Provision for taxes (Note 4)                     858
                                   					     -------
Net income                                                     7,327
							                                                     --------
Net assets as of December 31, 1995                          $135,104
							                                                     ========

Earnings per share (Note 2):
	Weighted average number of
	  common shares outstanding                              64,205,721
                                                  						============

Income per common share                                     $  -
                                                 							    ========
















	See notes to consolidated financial statements.


	TECFIN CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
		       (Liquidation Basis)

	FOR THE YEAR ENDED DECEMBER 31, 1994
		     (Note 1)








Net assets as of January 1, 1994                                  $ 32,835

Sales and operating revenues (Note 5)                  $12,272

Cost and expenses:
  Selling, general and administrative     $13,810
	Bad debt recovery (Note 5)              ( 97,767)
					                                     -------
						                                                 (83,957)
						                                                 --------
Income from operations                                  96,229

Provision for taxes (Note 4)                             1,287
						                                                 -------
Net income                                                          94,942
								                                                          --------
Net assets as of December 31, 1994                                $127,777
								                                                          ========

Earnings per share (Note 2):
	Weighted average number of
	  common shares outstanding                                    64,205,721
							                                                        	==========

Income per common share                                          $   -
                                                  						       ===========
















	See notes to consolidated financial statements.







		       TECFIN CORPORATION AND SUBSIDIARIES

		      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			       DECEMBER 31, 1996





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





NOTE 4 -        PROVISION FOR INCOME TAXES.

			The provision for income tax expense varies from the federal statutory rate as follows:

		       For the Years Ended
			   December 31,

					1 9 9 6          1 9 9 5        1 9 9 4
Federal statutory rate               $1,432   34.0%   $2,783   34.0%  $32,717  34.0%

State and local income taxes
	net of federal tax benefit             -      -      (  566) ( 7.5)  (   850) ( 0.9)

Effect of net operating loss
	not available for carryback        ( 1,432) (34.0)   (1,359) (16.6)  (30,580) (31.8)
				                                 -------  -----     -----   ----    ------   ----
Provision for income taxes           $  -      - %    $  858    9.9%   $1,287    1.3%
				                                 =======  =====     =====   ====    ======   ====

			At December 31, 1996, the Company has a net operating loss carryforward of approximately $873,000, which can be applied to reduce future taxable income through December 31, 2004.



NOTE 5 -        RELATED PARTY TRANSACTIONS.

			In November 1991, the Company loaned $200,000 to M.I.C. Leasing Corp. which are demand notes bearing interest at 10%. In addition, on June 6, 1994, the Company loaned an additional $100,000 to M.I.C. Leasing Corp., which is a demand note bearing interest at 8%. At December
31, 1995 and 1994, the Company was owed $141,501 in each year from the demand notes. The interest income earned from these notes were $12,152, $12,152 and $9,046, respectively for the years ended December 31, 1996, 1995 and 1994.

			In May 1992, the Company received a non-interest bearing demand promissory note from a sublessee of commercial space. An officer of the Company and the sublessee were partners in an unrelated joint venture. The face value of the non-interest bearing demand note is $261,250, which was present value to $171,250 using an imputed interest rate of 11.42%. The consolidated financial statements were prepared on liquidation basis at December 31, 1991 and the aforementioned note of $261,250 was written off due to no security, collateral or personal guarantees. For the year ended December 31, 1994, the Company collected $97,767, which is reflected in the financial statements as bad debt recovery.




			 TECFIN CORPORATION AND SUBSIDIARIES

	     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
				 (Liquidation Basis)

	       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
				     (Note 1)






						  Common Stock       Additional                      Treasury Stock           Total
					       ------------------     Paid-In        Accumulated     ---------------   Stockholders'
					       Shares       Amount    Capital          Deficit       Shares   Amount         Equity

Balance at January 1, 1994                  64,490,721      $6,449  $1,079,170      ($1,050,009)    285,000 ($2,775)        $ 32,835

Net income for the year ended
December 31, 1994                                -           -           -               94,942         -        -            94,942
                                  					   ------------     ------  -----------     ------------    -------  -------        --------
Balance at December 31, 1994                64,490,721       6,449   1,079,170      (   995,067)    285,000 ( 2,775)         127,777

Net income for the year ended
December 31, 1995                                  -           -           -              7,327         -   ( 2,775)           7,327
                                  					   ------------     ------  -----------     ------------    -------  -------        --------
Balance at December 31, 1995                64,490,721       6,449   1,079,170       (  947,740)    285,000 ( 2,775)         135,104

Net income for the year ended
December 31, 1996                               -              -         -                4,211         -        -             4,211
                                   					    ----------      ------   ----------     ------------    ------- ---------       --------
Balance at December 31, 1996                64,490,721      $6,449  $1,079,170       ($ 943,529)    285,000 ($2,775)        $139,315
					                                       ==========      ======  ===========     ============    ======= ========        ========



		      See notes to consolidated financial statements.