Form 10-Q
period 1997-03-30
TECFIN CORP
filed 1998-04-03
CIK 352860

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20548

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1997

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

Yes __X____  No _______

The number of shares outstanding of each of the issuer's classes of common shares, as of May 15, 1997 was 64,205,771 shares of Common stock
$.0001 par value per share, excluding 285,000 shares held in treasury.













Part I - FINANCIAL INFORMATION
Item l Financial Statements

                         TECFIN CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS-
                             LIQUIDATION BASIS

                             ASSETS

                                                MARCH 31,       DECEMBER 31,
                                                 1997              1996
                                              (Unaudited)       (Audited)

Cash and cash equivalent                     $ 21,389          $ 19,281

Demand note receivable-related party          141,501           141,501
                                             ---------        ---------
        Total assets                         $162,890          $160,782
                                             ========         =========

                LIABILITIES

Liabilities:
   Income taxes payable                           145               505
   Accrued expenses and other current
     liabilities                               20,962            20,962
                                             --------          --------
     Total liabilities                         21,107            21,467
                                             --------          --------

     Net assets                              $141,783          $139,315
                                             ========          ========

     See Notes to Consolidated Financial Statements






                TECFIN CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                         LIQUIDATION BASIS

                              For the Three Months
                                Ended March 3l,
                           ----------------------------
                               1997            1996
                           ------------    ------------
Net assets as of Jan l,    $139,315        $135,104
                           --------        --------
Sales and operating
   revenues                   3,038           3,038
                           --------        --------

Cost and expenses:
   Selling, general and
     administrative             570           2,234
                           --------        --------
                                570           2,234
                           --------        --------

Income before
   provision for
   income taxes               2,468             804

Provision for taxes             -               -
                           --------        --------
Net income                    2,468              804
                           --------        --------
Net assets as of March 31  $141,783        $135,908
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
                           ========        ========

(A) - 64,205,771 shares outstanding in all periods

        See Notes To Consolidated Financial Statements

                TECFIN CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          LIQUIDATION BASIS

For Three
Months Ended
March 31,
1997
-------------
Balance at
Jan l, 1997     $6,449  $1,079,170    ($943,529)      ($2,775)   $139,315

Net income                                2,468                     2,468
                ------  ----------    ----------      --------   ---------
Balance
3/31/97         $6,449  $1,079,170    ($941,061)      ($2,775)   $141,783

For Three                                                             Total
Months Ended              Additional                                 Share-
March 31,       Common    Paid in        Accumulated     Treasury    holder
1996             Stock     Capital         Deficit        Stock       Equity
------------    -------  -----------     -----------     --------   ----------
Jan 1, 1996     $6,449   $1,079,170      ($947,740)      ($2,775)   $135,104

Net income                                     804                       804
                ------- -----------      ---------       --------   --------

Balance
3/31/96         $6,449   $1,079,170      ($947,740)      ($2,775)    $135,908
                ======   ==========     ==========      ========    ========

              See Notes To Consolidated Financial Statements

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

        Note 1 - Basis of Condensed Information

        In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated statement of net assets of the Company and its subsidiaries as of March 31, 1997, the consolidatd statements of changes in net assets and changes in stockholders' equity for each of the three months ended March 31, 1997 and 1996. The financial statements have been prepared on the assumption of the liquidation basis of accounting.
        The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.
        Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB
Annual Report for its fiscal year ended December 31, 1996.
Balance sheet at December 31, 1996 contained in this report has been derived from the Company's auditd consolidated balance sheet included in such Form 10-KSB.

        Note 2 - Earnings per share

        Primary income per share is based on the weighted average number of shares outstanding during each period.

        Note 3 - Related parties transactions

        In November 1991, the Company loaned $200,000 to an affiliated Company which are demand notes bearing interest at 10%. An additional $100,000 was loaned in June 1994 with interest at 8%. Through March 31, 1997, $158,499 has been repaid. At March 31,1997, the notes were sold, assigned and transferred to Apple Chevrolet, Inc, a corporation owned by Messrs. S H and J Wallick. In consideration Apple Chevrolet issued a demand promissory note in the principal sum of $141,501 bearing interest at 8.75%.

        Note 4 - Contingency

        In May 1992, the Company received a non-interest bearing demand promissory note from a sublessee of commercial space from the Company.
An officer of the Company and the sublessee were partners in an unrelated joint venture. The face value of the non-interest bearing demand note is $261,250, which was present valued to $171,250 using an imputed interest of 11.42%. Payments of $124,767 have been received to March 31, 1997.

Item 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                               OF OPERATION

RESULTS OF OPERATIONS
        The Company had no significant operations for the three months ended March 31, 1997.
        Analysis of Revenue and Expenses is as follows:

                                    Three Months Ended March 31,
                                    1997       1996
        Interest and other income   $3038      $3,038
                                    =====      =======
        Expenses:
          Other                       804       2,234
                                    -----      -------
        Total expenses                804       2,234
                                   ======      =======

LIQUIDITY AND CAPITAL RESOURCES
        The Company is in a limited liquidity and capital resources position. Such position is principally due to the defaults appertaining to
(i) two substantial equipment leases which defaults took place in 1990 and 1991; and (ii) the default in the sub-lease of the premises 275 Northern Boulevard, Great Neck, N.Y.
        The lack of new business in fiscal 1995 and 1996 and three months ended March 31, 1997 and cash flows results in such periods were additional adverse factors that contributed to the Company's present liquidity and capital resources position; the substantial improvement of whcih positions are presently substantially dependent upon the realization by the Company of monies owing to it from the defaulting parties concerned as well as upon the ability of the Company to generate new and profitable business.

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



DATED:  MAY 15, 1997