Form 10KSB
period 1997-12-31
TECFIN CORP
filed 1998-07-22
CIK 352860

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-KSB

(x) 15, Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) -- For the fiscal year ended December 31, 1997. ( ) 15, Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

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

An assumed aggregate market value of the Common Stock held by non-affiliates (33,883,221 shares) has been computed by averaging a bid price of $.0005 per share with the average of an asked price of $.02 per share as contained in the "Pink Sheets" published by the National Quotation Bureau dated March 10, 1997.Such assumed value is approximately $338,832 (33,883,221
 x .01). See also Item 5 of this Report. The number of outstanding shares of the registrant's Common Stock, as of March 10, 1998, excluding 285,000 treasury shares, was 64,205,721.

DOCUMENTS INCORPORATED BY REFERENCE - None

This report consists of 18   pages

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

Personnel - Mr. Sanders H. Wallick, in his capacity of Chief Executive Officer of the Company (and TecCap,) devotes such of his time and efforts to the business and affairs as he deems necessary. From time to time the Company employs such clerical and administrative personnel, on either a full-time or part-time basis as is deemed necessary. As at December 31, 1997, neither the Company nor its subsidiary had any full-time or part-time employees.

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



 PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATTERS.

(a) -  Market Information.

The Common Stock of the Company is nominally traded in the over-the-counter market. Prior to November 14, 1985, such Common Stock was quoted in the over-the-counter NASDAQ system; but such quotation was terminated on or about November 13, 1985. While quotations may be available from time to time from various dealers upon request, and quotations appear from time to time in the "Pink Sheets" published by the National Quotation Bureau, the market for the Company's Common Stock does not appear to qualify as an "established trading market" as such term is defined in Securities and Exchange Commission regulations. High and low bid prices for the Common Stock of the Company and average bid and asked prices and prices at which the stock was actually sold have not been published by recognized sources since November 13, 1985, and Management of the Company is not aware of such prices for the quarterly periods within the past two fiscal years except that: (a) The National Stock Summary Guide, published by the National Quotation Bureau, indicates that at December 31, 1995, the asked price of the Company's Common Stock was $.10 per share; (b) the "Pink Sheets" dated March 10, 1997, contains three quotations for the Company's Common Stock -- one indicates only a bid price of $.0005 per share an asked price of $.025 per share--and another one indicates only an asked price of $.02 per share; (c) the "Pink Sheets" dated February 29, 1996 and one indicates only a bid price of $.0001 per share -- and another one indicates only an asked price of $.10 per share. Generally speaking, the "Pink Sheets" published by the National Quotation Bureau, Inc., reflect inter-dealer prices ,without retail mark-up, mark-down or commissions, and, unless otherwise specified, may not represnt actual transactions.

(b) - Holders - The number of holders of record of the Common Stock of the Company as of January 25, 1998, was approximately 769.

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

Results of Operations

Operating revenues for the last two fiscal years were $12,324 (1997) and $12,152 (1996). Operating expenses which consisted of selling, general and administrative exzpense amounted to $4,345 for 1997 and $7,941 for 1996. Net income for 1997 was $7,979 and for 1996 was $4,211. Net earnings per share were $0 for 1997 and $0 for 1996. The weighted average number of shares of Common Stock outstanidng at such dates was 64,205,721 in each case.

The Company does not believe the results of operations were significantly impacted by inflation during the two years ended December 31,1997.

The following table sets forth in detail an analysis of revenues and expenses as reported in the financial statements contained herein for the periods indicated, as well as related percentages:

                            			Years Ended December 31.

                             				%       1997            %       1996
		                             		=       ====            =       ====
REVENUES:
=========

 Lease Revenue -------------            $                       $
 Interest Income -----------   100      $ 12,324       100      $12,152
                                   					________                _______
Total Revenues ---------                $ 12,324                $12,152
			                                    		========                =======
EXPENSES: (Including Percentage of Total Revenues)
=========

 Cost of Sales ---------------   O      $ --             O     $ --
 Other Expenses --------------  35      $  4,345        65     $  7,941
		                                    			--------                --------
 Total Expenses ----------      35      $  4,345        65     $  7,941
			                                    		========                ========

Liquidity, Capital Resources and Other Matters Affecting Financial
Condition

As as December 31, 1997, on a liquidation basis: the Company's total assets (all of which were cash related) aggregated $168,401; the Company's total liabilities aggregated $21,107; and shareholders' equity aggregated $147,294. As at December 31, 1996, on a liquidation basis: the Company's total assets (all of which were cash related) aggregated $160,782; the Company's total liabilities aggregated $21,467; and shareholders' equity aggregated $139,315104.

As can be seen from the above and the financial statements contained elsewhere herein, the Company is in a limited liquidity and capital resources position. Such position is principally due to the defaults appertaining to (i) two substantial equipment leases which defaults took place in 1990 and 1991; and (ii) the default in the sub-lease of the premises 275 Northern Boulevard, Great Neck, NY. The lack of new business in fiscal 1997 and 1996 and cash flow results in such periods are additional adverse factors that contribute to the Company's present liquidity and capital resources position; the substantial improvement of which positions are presently principally dependent upon the realization by the Company of monies owing to it from the defaulting parties concerned as well as upon the ability of the Company to generate new and profitable business.

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

While Management believes that the Company will be able to continue in existence during the twelve month period ending December 31, 1998, there can be no assurance that the Company will be able to generate sufficient cash to remain in existence thereafter.









ITEM 7. FINANCIAL STATEMENTS.

The information required by Item 7 appears on pages F-1 through F-8 of this Report, which pages follow page 9 of this Report.

The following is an Index to the referred to Financial Statements:

Report of Independent Certified Public Accountants              F1
Consolidated Statement of Net Assets - Liquidation Basis
  As at December 31, 1997 and 1996                              F2
Consolidated Statement of Changes in Net Assets -
  Liquidation Basis - For years ended December 31, 1997
  1996 and 1995                                                 F3 to F5
Consolidated Statement of Changes in Stockholders's Equity -
  Liquidation Basis
  For years ended December 31, 1997, 1996 and 1995              F6
Notes to Consolidated Financial Statements                      F7 to F8


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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  Name

Sanders H. Wallick              President and Chairman of the Board
James R. Wallick                Vice-President and Director


Business Experience

Mr. Sanders H. Wallick, age 74, has been President and Chief Executive Officer and Chairman of the Board of the Company since December 15, 1982. Mr. Wallick has been engaged, as a principal and Chief Executive Officer, in various areas of the automobile business for more than the 37 years last past. He is presently, and has been for more than the five years last past, a principal and President and Chief Executive Officer of each of MIC Leasing Corp., an automobile leasing company; U.S. Automotive Industries, Inc., a wholesale dealer in new and used automobiles; and U.S. Auto Imports & Exports, Inc., a wholesale dealer in new and used automobiles. He is also presently, and has been since September, 1981, a principal, and an officer of Apple Chevrolet, Inc., a new car dealer.

Mr. James R. Wallick, age 46, has been a Vice-President and a Director of the Company since December 15, 1982. Mr. Wallick is the son of Sanders
H. Wallick and has been engaged, as a principal and executive officer, in various aspects of the automobile business for more than the five years last past. His principal present activity is that of Chief Executive Officer of Apple Chevrolet, Inc., a G.M. franchised new car dealer in Fairlawn, New Jersey, which has been operated by him since its acquisition in September, 1981. From March, 1980, to September, 1981, he was the Chief Executive Officer of Brahms Chevrolet, Inc., another G.M. franchised new car dealer in New Jersey. He also holds interests in each of the entities set forth above with respect to his father and was actively engaged, as an executive officer, in each of such entities for more than the five years

Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting and until his successor is duly elected and qualified. The most recent annual meeting of stockholders was held on August 13, 1997. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Subject to their contract rights to compensation, if any, officers may be removed at any time by the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1)(2) During the past three fiscal years of the Company, no plan or non-plan compensation was awarded to, earned by, or paid to, any Executive Officer or Director of the Company for services rendered to the Company and its subsidiaries in any capacity; during the past three fiscal years, a former officer and director was paid a total of $9,000 for legal services rendered to the Company.

(b) Summary Compensation Table

-- Not Applicable.

(c) Option/SAR Grants Table -- Not Applicable.
id) Aggregated Option/SAR Exercise and Fiscal Year End Option/SAR
Value Table -- Not Applicable.

(e) Long Term Incentive Plan ("LTIP") Awards Table -- Not Applicable.

(f) Compensation of Directors

Directors who are not employees of the Company, or any of its subsidiaries, are entitled to receive an attendance fee of $300, plus expenses, for each meeting of the Board attended. There were no formal meetings of the Board of Directors during the fiscal year ended December 31, 1997, and, accordingly, no attendance fees were paid to anyone.

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

(h) Report on repricing of options/SAR's -- Not Applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)(b) The following table sets forth certain information as of March 10, 1998, regarding each person known by the Company to own beneficially more than 5 % of the Company's Common Stock, each director of the Company who owns shares of Common Stock, and all directors and officers of the Company as a group.

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

(ii) During the fiscal year ended December 31, 1994, the Company loaned an additional $100,000 to MIC Leasing Corporation. Such loan was evidenced by a demand note bearing interest at the rate of 8% per annum and personally guaranteed by Mr. S. H. Wallick. As at December 31, 1996, the amount of such loan still outstanding was $100,000. At March 31,1997, the FORM 8-K. notes were sold, assigned, and transferred to Apple Chevrolet, Inc. a corporation owned by Messrs. S H and J Wallick. In consideration Apple Chevrolet issued a demand promissory note in the principle sum of $141,501 bearing interest at 8.75%

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

				     TECFIN CORPORATION



				     By: s/ Sanders H. Wallick
					 Sanders H. Wallick
March 30, 1998                           President and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/Sanders H. Wallick
____________________
(Sanders H. Wallick)       Chairman of the Board         March 30,1998
			    (Chief Executive officer
			      and acting principal
			      financial and accounting
			      officer)

s/ James R. Wallick
____________________
 (James R. Wallick)         Director                     March 30,1998











	INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors
TecFin Corporation



We have audited the accompanying consolidated statements of net assets (liquidation basis) of TecFin Corporation as at December 31, 1997 and 1996, and the related consolidated statements of changes in net assets (liquidation basis) and the consolidated statements of changes in stockholders equity (liquidation basis) for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of TecFin Corporation as at December 31, 1997 and 1996, and the changes in net assets in liquidation for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

The Company plans to use the proceeds of the sale of its assets to satisfy its obligations. It is not presently determinable whether the amounts realizable from the disposition of the assets will differ materially from the amounts shown in the consolidated financial statements.






New York, N. Y.
April 22, 1998


TECFIN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)







	A S S E T S
	(Note 1)



                                  					   December 31,
				                                   1997            1996

Cash                                $ 17,614         $ 19,281

Demand notes receivable -
	related party (Note 5)               150,787          141,501
				                                  --------        ---------
				                                  168,401          160,782
	                              			    --------        ---------


	L I A B I L I T I E S



Liabilities:
	Income taxes payable                $    145         $    505
	Accrued expenses and other
	  current liabilities                 20,962           20,962
				                                  --------         --------
	      Total liabilities               21,107           21,467
                               			    --------         --------

Net assets                           $147,294         $139,315
				                                 =========         ========
















	See notes to consolidated financial statements.


	TECFIN CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
		    (Liquidation Basis)

	FOR THE YEAR ENDED DECEMBER 31, 1997
		      (Note 1)








Net assets as of January 1, 1997                            $139,315

Sales and operating revenues (Note 5)        $12,324

Cost and expenses:
  Selling, general and administrative          4,345
                                   					     -------
Income from operations                         7,979

Provision for taxes (Note 4)                     -
                                   					     -------
Net income                                                     7,979
							                                                     --------
Net assets as of December 31, 1997                          $147,294
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


	TECFIN CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
		       (Liquidation Basis)

	FOR THE YEAR ENDED DECEMBER 31, 1996
		       (Note 1)








Net assets as of January 1, 1996                            $135,104

Sales and operating revenues (Note 5)        $12,152

Cost and expenses:
  Selling, general and administrative          7,941
                                   					     -------

Income from operations                         4,211

Provision for taxes (Note 4)
                                   					     -------
Net income                                                     4,211
							                                                     --------
Net assets as of December 31, 1996                          $139,315
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


	TECFIN CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
		       (Liquidation Basis)

	FOR THE YEAR ENDED DECEMBER 31, 1995
		     (Note 1)








Net assets as of January 1, 1995                                  $127,777

Sales and operating revenues (Note 5)                  $19,700

Cost and expenses:
  Selling, general and administrative                  $11,515
	Bad debt recovery (Note 5)                           (  -    )
                                   					               -------
						                                                  11,515
						                                                --------
Income from operations                                   8,185

Provision for taxes (Note 4)                               858
                                            						     -------
Net income                                                           7,327
							                                                         	  --------
Net assets as of December 31, 1995                                $135,104
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

			       DECEMBER 31, 1997





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



NOTE 3 -        THE COMPANY.

   At present, management of the Company does not have any viable plan for future to meet its short-term or long-term liquidity needs. The Company has not adopted a formal plan of liquidation. However, in the opinion of management, existing assets should be sufficient to extinguish existing liabilities.




NOTE 4 -        PROVISION FOR INCOME TAXES.

			The provision for income tax expense varies from the federal statutory rate as follows:

		       For the Years Ended
			   December 31,

					1 9 9 7          1 9 9 6        1 9 9 5
Federal statutory rate               $2,713   34.0%   $1,432   34.0%  $2,783

State and local income taxes
	net of federal tax benefit              -      -        -      -     (  566)

Effect of net operating loss
	not available for carryback        ( 2,713) (34.0)   (1,432) (34.0)  (1,359)

Provision for income taxes          $  -      - %    $  -       -%    $  858
                            				    =======  =====     =====   ====    ======

   At December 31, 1997, the Company has a net operating loss carryforward of approximately $865,000, which can be applied to reduce future taxable income through December 31, 2004.


NOTE 5 - RELATED PARTY TRANSACTIONS.
	   At December 31, 1997, an affililiate owes the Company $150,787 which are demand notes bearing interest at 8.75%. The interest income earned from these notes were $12,324, $12,324 and $12,152, respectively for the years ended
December 31, 1997, 1996 and 1995.





			 TECFIN CORPORATION AND SUBSIDIARIES

	     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     				 (Liquidation Basis)

	       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     				     (Note 1)






                                    						  Common Stock       Additional                      Treasury Stock           Total
					                                     ------------------     Paid-In        Accumulated     ---------------   Stockholders'
					                                     Shares       Amount    Capital          Deficit       Shares   Amount         Equity

Balance at January 1, 1995                  64,490,721      $6,449  $1,079,170      ($   955,067)    285,000 ($2,775)       $127,777

Net income for the year ended
December 31, 1995                                -           -           -                7,327       -        -
                                                                                                                               7,327
                                  					   ------------     ------  -----------     ------------    -------  -------        --------
Balance at December 31, 1995                64,490,721       6,449   1,079,170       (   947.740)    285,000 ( 2,775)
                                                                                                                             135,104

Net income for the year ended
December 31, 1996                                  -           -           -              4,211         -       -

Balance at December 31, 1996                64,490,721       6,449   1,079,170       (  943,529)     285,000 ( 2,775)        139,315
Net income for the year ended
December 31, 1997                               -              -         -                                     7,979           7,979

                                   					    ----------      ------   ----------     ------------    ------- ---------       --------
Balance at December 31, 1997                64,490,721      $6,449  $1,079,170       ($ 935,550)    285,000 ($ 2,775)
                                                                                                                             147,294
					                                       ==========      ======  ===========     ============    ======= ========        ========

 .