Form 10QSB
period 1998-06-30
TECFIN CORP
filed 1998-08-07
CIK 352860

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

For  The  Quarterly  Period  Ended  June  30,  1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  __X____  No  _______

The number of shares outstanding of each of the issuer's classes of common shares, as of July 28, 1998 was 64,205,721 shares of Common stock
$.0001  par  value  per  share  excluding  285,000  shares  held  in  treasury.





Part  I  -  FINANCIAL  INFORMATION
Item  l  Financial  Statements


                         TECFIN  CORPORATION  AND  SUBSIDIARIES
              CONDENSED  CONSOLIDATED  STATEMENT  OF  NET  ASSETS-
                             LIQUIDATION  BASIS

                             ASSETS

                                                JUNE  30,        DECEMBER  31,
                                                 1998              1997
                                              (Unaudited)       (Audited)


Cash  and  cash  equivalent                     $  16,274          $  17,614

Demand  note  receivable-related  party           156,863           150,787
                                                 ---------        ---------
        Total  assets                            $173,137          $168,401
                                                 ========         =========

                LIABILITIES

Liabilities:
   Income  taxes  payable                          145               145
   Accrued  expenses  and  other  current
     liabilities                                20,962            20,962
                                              --------          --------
     Total  liabilities                         21,107            21,107
                                              --------          --------
     Net  assets                              $152,030          $147,294
                                              ========          ========


     See  Notes  to  Consolidated  Financial  Statements

                TECFIN  CORPORATION  AND  SUBSIDIARIES
         CONSOLIDATED  STATEMENT  OF  CHANGES  IN  NET  ASSETS
                         LIQUIDATION  BASIS

                  For  the  Six  Months           For  the  Three  Months
                         Ended  June  30,               Ended  June  30,
                     ------------------------      -----------------------
                         1998           1997          1998           1997
                    ------------  ----------      -----------     ---------
Net  assets as of Jan l,    $147,294      $139,315      $ 149,292       $141,783
                           --------      --------      ----------      ---------
Sales  and  operating
   revenues                    6,076         6,076          3,038          3,038
                           --------      --------      ----------      ---------

Cost  and  expenses:
   Selling,  general  and
     administrative           1,340         1,088            300             518
                           --------      --------      ----------      ---------
                              1,340         1,088            300             518
                           --------      --------      ----------      ---------

Income  before
   provision  for
   income taxes               4,736         4,988          2,738           2,520
Provision  for  taxes                           -
                           --------      --------      ---------       ---------
Net income                    4,736         4,988          2,738           2,520
                           --------        --------      ---------    ----------
Net assets as of June 30   $152,030      $144,303      $ 152,030       $ 144,303
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

Income  per common share    $   -           $   -         $    -          $    -
                           ========        ========      =========     =========

(A)  -  64,205,721  shares  outstanding  in  all  periods

        See  Notes  To  Consolidated  Financial  Statements

                TECFIN  CORPORATION  AND  SUBSIDIARIES
        CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
                          LIQUIDATION  BASIS

For  Six                                                               Total
Months  Ended              Additional                                 Share-
June  30,        Common    Paid  in        Accumulated     Treasury    holder
1998             Stock     Capital         Deficit        Stock       Equity
------------    -------  -----------     -----------     --------   ----------

Jan  1,  1998     $6,449   $1,079,170      ($935,550)      ($2,775)   $147,294

Net  income                                   4,736                     4,736
                -------  -----------      ---------       --------   --------

Balance
6/30/98         $6,449   $1,079,170     ($930,814)      ($2,775)    $152,030
                ======   ==========     ==========      ========    ========

For  Six
Months  Ended
June  30,  1997
-------------

Jan  1,  1997     $6,449   $1,079,170     ($943,529)      ($2,775)    $139,315

Net  income                                  4,988                      4,988
                ------   ----------     ---------       --------    --------
Balance
6\30\97         $6,449   $1,079,170     ($938,541)      ($2,775)    $144,303
                ======   ==========     ==========      ========    ========












            See  Notes  To  Consolidated  Financial  Statements

NOTE  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

        Note  1  -  Basis  of  Condensed  Information

        In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated statement of net assets of the Company and its subsidiaries as of June 30, 1998, the consolidated statements of changes in net assets and changes in stockholders' equity for each of the six months ended June 30, 1998 and 1997. The financial statements have been prepared on the assumption of the liquidation basis of accounting.
        The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.
        Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB Annual Report for its fiscal year ended December 31, 1997.
Balance sheet at December 31, 1997 contained in this report has been derived from the Company's audited consolidated balance sheet included in such Form 10-KSB.

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

Item  2          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN
                               OF  OPERATION

RESULTS  OF  OPERATIONS
        The Company had no significant operations for the six months ended June 30, 1998.
        Analysis  of  Revenue  and  Expenses  is  as  follows:

                                 Six  Months  Ended  June  30,
                                    1998       1997

        Interest  and  other  income   $6,076     $  6,076
                                    =====      =======
        Expenses:
          Other                      1,340       1,088
                                    -----      -------
        Total  expenses               1,340       1,088
                                    ======      =======


LIQUIDITY  AND  CAPITAL  RESOURCES
        The Company is in a limited liquidity and capital resources position. Such position is principally due to the defaults appertaining to
(i)  two  substantial  equipment  leases  which  defaults  took  place  in  1990 and 1991; and (ii) the default in the sub-lease of the premises 275 Northern Boulevard, Great Neck, N.Y.
        The lack of new business in fiscal 1996 and 1997 and six months ended June 30, 1998 and cash flows results in such periods were additional adverse factors that contributed to the Company's present liquidity and capital resources position; the substantial improvement of which positions are presently substantially dependent upon the realization by the Company of monies owing to it from the defaulting parties concerned as well as upon the ability of the Company to generate new and profitable business.

        The Company presently does not have any specific plans in mind which would materially change favorably either(i) its short term or long term liquidity (i.e., ability to generate adequate amounts of cash to meet its needs for cash) or (ii) its capital resources position (i.e., source of funds). Furthermore, there are no trends or events known to Management that will result in, or that are reasonably likely to result in, the Company's liquidity increasing in any material way in the foreseeable future. The present limited liquidity and capital resources position of the Company will necessarily adversely affect: the financial condition of the Company; its ability to enter into new lease financing and brokerage arrangements, which line of business has been the Company's principal source of revenues since 1986; its prospects for the future; and its ability to continue in existence.

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

                                TECFIN  CORPORATION

                                SANDERS  H.  WALLICK

                                by:/s/ Sanders  H.  Wallick
                                ---------------------------
                                Sanders  H.  Wallick
                                Chairman  and  Chief  Executive  Officer

                                SANDERS  H.  WALLICK

                                by: /s/ Sanders  H.  Wallick
                                ---------------------------
                                Sanders  H.  Wallick
                                Acting  Treasurer  and  Chief  Financial
                                and  Accounting  Officer



DATED:  JULY  28,  1998