Form 10-Q
period 1999-03-31
TECFIN CORP
filed 1999-05-21
CIK 352860

FORM 10-QSB
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20548

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

  For The Quarterly Period Ended March 31, 1999

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ___________to___________

 Commission File Number -- 0-10926
 TECFIN CORPORATION
 Exact name of registrant as specified in its charter)

          Delaware                        11-2552239
  (State or other Jurisdiction          (IRS Employer Identification  Number)
  of Incorporation or Organization )

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

  Yes __X____  No _______

  The number of shares outstanding of each of the issuer's classes of common shares, as of May 15, 1999 was 64,205,721 shares of Common stock
  $.0001 par value per share, excluding 285,000 shares held in treasury.













  Part I - FINANCIAL INFORMATION
  Item l Financial Statements

                           TECFIN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS-
                               LIQUIDATION BASIS

                               ASSETS

                                                 MARCH 31,   DECEMBER 31,
                                                    1999         1998
                                                (Unaudited)    (Audited)

   Cash and cash equivalent                     $ 10,747        $ 11,672

   Demand note receivable-related party          169,280         164,350
                                               ---------      ---------
           Total assets                         $180,027        $176,022
                                                ========       =========

                              LIABILITIES

  Liabilities:
     Income taxes payable                           145             145
     Accrued expenses and other current
       liabilities                               20,962          20,962
                                               --------        --------
       Total liabilities                         21,107          21,107
                                               --------        --------

       Net assets                              $158,920        $154,915
                                               ========        ========

           See Notes to Consolidated Financial Statements






                  TECFIN CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                           LIQUIDATION BASIS

                                For the Three Months
                                  Ended March 3l,
                             ----------------------------
                                 1999            1998
                             ------------    ------------
  Net assets as of Jan l,    $154,915        $147,294
                             --------        --------
  Sales and operating
     revenues                   4,930           3,038
                             --------        --------

  Cost and expenses:
     Selling, general and
       administrative             925           1,040
                             --------        --------
                                  925           1,040
                             --------        --------

  Income before
     provision for
     income taxes               4,005           1,998

  Provision for taxes             -               -
                             --------        --------
  Net income                    4,005           1,998
                             --------        --------
  Net assets as of March 31  $158,920        $149,202
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
                             ========        ========

  (A) - 64,205,771 shares outstanding in all periods

          See Notes To Consolidated Financial Statements

                  TECFIN CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           LIQUIDATION BASIS





  For Three
  Months Ended             Additional                               Total
  March 31,        Common   Paid-in   Accumulated  Treasury  Shareholders
  1999             Stock    Capital     Deficit     Stock         Equity
  -------------   -------\\tab  ---------\\tab -----------  --------
  Balance at
  Jan l, 1999     $6,449  $1,079,170   ($943,529)    ($2,775)   $154,915

  Net income                               4,005                   4,005
                  ------  ----------    ----------    --------   --------
  Balance
  3/31/99         $6,449  $1,079,170   ($939,524)    ($2,775)   $158,920




  For Three
  Months Ended
  March 31,
  1998
  ------------

  Jan 1, 1998     $6,449   $1,079,170  ($935,550)    ($2,775)   $147,294

  Net income                               1,998                   1,998
                  ------- -----------  ----------     --------   -------

  Balance
  3/31/98         $6,449   $1,079,170  ($933,552)    ($2,775)   $135,908
                  ======   ==========  ==========    ========   ========

                See Notes To Consolidated Financial Statements

              NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

          Note 1 - Basis of Condensed Information

          In the opinion of the Company, the accompanying unaudited
  condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the
  consolidated statement of net assets of the Company and its   subsidiaries as
of March 31, 1999, the consolidatd statements of changes in net assets and changes in stockholders' equity for each of the three months ended March 31,
 1999 and 1998. The financial statements have been prepared on the assumption of the liquidation basis of accounting.
          The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

          Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB
  Annual Report for its fiscal year ended December 31, 1998.
  Balance sheet at December 31, 1998 contained in this report has been derived from the Company's auditd consolidated balance sheet included in such Form 10-KSB.

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

  Item 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                 OF OPERATION

  RESULTS OF OPERATIONS
          The Company had no significant operations for the three months ended March 31, 1999.
          Analysis of Revenue and Expenses is as follows:

                                      Three Months Ended March 31,
                                      1999       1998
          Interest and other income   $4,930     $3,038
                                      =====      =======
          Expenses:
            Other                        925       1,040
                                      ------      -------
          Total expenses                 925        1,040
                                     =======      =======

  LIQUIDITY AND CAPITAL RESOURCES
          The Company is in a limited liquidity and capital resources position. Such position is principally due to the defaults appertaining to
(i) two substantial equipment leases which defaults took place in 1990 and 1991; and (ii) the default in the sub-lease of the premises 275 Northern Boulevard, Great Neck, N.Y.
         The lack of new business in fiscal 1998 and 1997 and three months ended March 31, 1999 and cash flows results in such periods were additional adverse factors that contributed to the Company's present liquidity and capital resources position; the substantial improvement of which positions are presently substantially dependent upon the realization by the Company of monies owing to it from the defaulting parties concerned as well as upon the ability of the Company to generate new and profitable business
          The Company presently does not have any specific plans in mind which would materially change favorably either(i) its short term or long term liquidity (i.e., ability to generate adequate amounts of cash to meet its needs for cash ) or (ii) its capital resources position (i.e., source of funds). Furthermore, there are no trends or events known to Management that will result in, or that are reasonably likely to result in, the Company's liquidity increasing in any material way in the foreseeable future.
     The present limited liquidity and capital resources position of the Company will necessarily adversely affect: the financial condition of the
 Company; its ability to enter into new lease financing and brokerage arrangements, which line of business has been the Company's principal source of revenues since 1986; its prospects for the future; and its ability to con tinue in existence.

           While Management believes that the Company will be able to continue in existence during the twelve month period ending December 31, 1999, there can be no assurance that the Company will be able to generate sufficient cash to remain in existence thereafter.

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



  DATED:  MAY 15, 1999