Form 10QSB
period 1998-09-30
TECFIN CORP
filed 1999-05-25
CIK 352860

FORM 10-QSB
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20548

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

 For The Quarterly Period Ended September 30, 1998

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

 Yes __X____  No _______

 The number of shares outstanding of each of the issuer's classes of common shares, as of November 28, 1998 was 64,205,721 shares of Common stock $.0001 par value per share,excluding 285,000 shares held in treasury.













 Part I - FINANCIAL INFORMATION
 Item l Financial Statements

                          TECFIN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS-
                              LIQUIDATION BASIS

                              ASSETS

                                             SEPTEMBER 30,   DECEMBER 31,
                                                  1998           1997
                                               (Unaudited)    (Audited)

 Cash and cash equivalent                     $ 13,724          $ 17,614

 Demand note receivable-related party          159,901           150,787
                                              ---------        ---------
         Total assets                         $173,625          $168,401
                                              ========         =========

                 LIABILITIES

 Liabilities:
    Income taxes payable                           145               145
    Accrued expenses and other current
      liabilities                               20,962            20,962
                                              --------          --------
      Total liabilities                         21,107            21,107
                                              --------          --------

      Net assets                              $152,518          $147,294
                                              ========          ========

      See Notes to Consolidated Financial Statements


                 TECFIN CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                          LIQUIDATION BASIS

                          For the Nine Months   For the Three Months
                         Ended September 30,    Ended September 30,
                        --------------------   -----------------------
                            1998       1997          1998        1997
                         ----------  --------     ---------     ---------
 Net assets as of Jan l, $147,294  $139,315     $ 152,030     $ 144,303
                         --------  --------      ----------   ---------
 Sales and operating
    revenues                9,114     9,114         3,038         3,308
                         --------  --------      ----------   ---------

 Cost and expenses:
    Selling, general and
      administrative        3,890     4,045         2,550         2,957
                          -------    ------      --------     ---------
                            3,890     4,045         2,550         2,957
                          -------  --------      --------     ---------

 Income before
    provision for
    income taxes            5,224     5,069           488            81
 Provision for taxes          -         -               -            -
                         --------  --------     ---------      --------
 Net income                 5,224     5,069           488            81
                         --------  --------     ---------       -------
 Net assets as of Sept30 $152,518  $144,384     $ 152,518      $ 144384
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
                        ========   ========     =========      =========

 (A) - 64,205,721 shares outstanding in all periods

         See Notes To Consolidated Financial Statements

                 TECFIN CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           LIQUIDATION BASIS

 For Nine
 Months Ended
 Sept 30,,
 1998
 -------------
 Balance at
 Jan l, 1998     $6,449  $1,079,170  ($935,550)   ($2,775)  $147,294

 Net income                              5,224                 5,224
                 ------  ----------  ----------   -------- ---------
 Balance
 9/30/98         $6,449  $1,079,170  ($930,326)   ($2,775)  $l52,518




 For Nine                                                               Total
 Months Ended
 Sept 30,
 1997                                                                     ------------

 Jan 1, 1997     $6,449  $1,079,170   ($943,529)   ($2,775) $139,315

 Net income                               5,069                5,069
                 ------- -----------  ---------    -------  --------

 Balance
 9/30/97         $6,449  $1,079,170   ($938,460)   ($2,775) $144,384
                 ======  ==========   ==========   ======== ========

               See Notes To Consolidated Financial Statements

 NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

         Note 1 - Basis of Condensed Information

         In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated statement of net assets of the Company and its subsidiaries as of September 30, 1998, the consolidatd statements of changes in net assets and changes in stockholders' equity for each of the nine months ended September 30, 1998 and 1997. The financial statements have been prepared on the assumption of the liquidation basis of accounting.
        The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.
         Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB
 Annual Report for its fiscal year ended December 31, 1997.
 Balance sheet at December 31, 1997 contained in this report has been derived from the Company's auditd consolidated balance sheet included in such Form 10-KSB.

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

 Item 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                OF OPERATION

 RESULTS OF OPERATIONS
         The Company had no significant operations for the nine months ended September 30, 1998.
         Analysis of Revenue and Expenses is as follows:

                                     Nine Months Ended Sept 30,
                                     1998       1997
         Interest and other income   $9,114     $ 9,114
                                     ======     =======
         Expenses:
           Other                      3,890       4,045
                                     -----      -------
         Total expenses               3,890       4,045
                                     ======      =======

 LIQUIDITY AND CAPITAL RESOURCES
         The Company is in a limited liquidity and capital resources position. Such position is principally due to the defaults appertaining to
 (i) two substantial equipment leases which defaults took place in 1990 and 1991; and (ii) the default in the sub-lease of the premises 275
 Northern Boulevard, Great Neck, N.Y.
         The lack of new business in fiscal 1999 and 1997 and nine months ended September 30, 1998 and cash flows results in such periods were additional adverse factors that contributed to the Company's present liquidity and capital resources position; the substantial improvement of which positions are presently substantially dependent upon the realization by the Company of monies owing to it from the defaulting parties concerned as well as upon the ability of the Company to generate new and profitable business.

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



 DATED:  November 28, 1998