Form 10KSB
period 1998-12-31
TECFIN CORP
filed 1999-05-27
CIK 352860

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-KSB

 (x) 15, Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) -- For the fiscal year ended December 31, 1998. ( ) 15, Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

Issuer's revenues for its most recent fiscal year aggregated $13,563.

An assumed aggregate market value of the Common Stock held by non-affiliates
( 33,883,221 shares) has been computed by averaging a bid price of $.001 per share with the average of an asked price of $.01 per share as contained in the "Pink Sheets" published by the National Quotation Bureau for the quarter ended March 31, 1999. Such assumed value is approximately $169,416
(33,883,221 x .005). See also Item 5 of this Report. The number of outstanding shares of the registrant's Common Stock, as of March 31, 1999, excluding 285,000 treasury shares, was 64,205,721.

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

Personnel - Mr. Sanders H. Wallick, in his capacity of Chief Executive Officer of the Company (and TecCap,) devotes such of his time and efforts to the business and affairs as he deems necessary. From time to time the Company employs such clerical and administrative personnel, on either a full-time or part-time basis as is deemed necessary. As at December 31, 1998, neither the Company nor its subsidiary had any full-time or part-time employees.

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



PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATTERS.

(a) -  Market Information.

The Common Stock of the Company is nominally traded in the over-the-counter market. Prior to November 14, 1985, such Common Stock was quoted in the over-the-counter NASDAQ system; but such quotation was terminated on or about November 13, 1985. While quotations may be available from time to time from various dealers upon request, and quotations appear from time to time in the "Pink Sheets" published by the National Quotation Bureau, the market for the Company's Common Stock does not appear to qualify as an "established trading market" as such term is defined in Securities and Exchange Commission regulations. To the best knowledge of the Company, high and low bid prices for the Common Stock of the Company and range of the bid and asked prices and prices have not been published by recognized sources since 1995 and Management of the Company is not aware of such prices for the quarterly periods within the past two fiscal years except that:
(a)The "Pink Sheets published by the National Quotation Bureau by quarter for 1998 are as follows:

       1998\tab \tab \tab Closing Bid\tab \tab \tab Closing Ask
                         High      Low           High         Low
Q/E  3/31/98          $.005    $.005          $.02\tab \tab $.01
Q/E  6/30/98           .005     .005  \tab     .02\tab \tab  .02\tab
Q/E  9/30/98\tab       .005\tab .005\tab       .02\tab \tab  .012
Q/E 12/31/98\tab       .005     .001           .02           .01

(b) the "Pink Sheets" dated March 10, 1997, contains these quotations for the Company's Common Stock, one indicates only a bid price of $.0005 per share an asked price of $.025 per share and another one indicates only an asked price of $.02 per share. Generally speaking, the "Pink Sheets" published by the National Quotation Bureau, Inc., reflect inter-dealer prices ,without retail mark-up, mark-down or commissions, and, unless otherwise specified, may not represnt actual transactions.

(b) - Holders - The number of holders of record of the Common Stock of the Company as of March 30, 1999, was approximately 769.

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

Results of Operations

Operating revenues for the last two fiscal years were $13,563(1998) and $12,324(1996). Operating expenses which consisted of selling, general and administrative exzpense amounted to $5,942 for 1998 and $4,345 for 1997 Net income for 1998 was $7,621 and for 1997 was $7,979. Net earnings per share were $0 for 1997 and $0 for 1996. The weighted average number of shares of Common Stock outstanidng at such dates was 64,205,721 in each case.

The Company does not believe the results of operations were significantly impacted by inflation during the two years ended December 31,1998.

The following table sets forth in detail an analysis of revenues and expenses as reported in the financial statements contained herein for the periods indicated, as well as related percentages:

                            \tab \tab \tab Years Ended December 31.

                                  %       1997            %     1996
                                  =       ====            =     ====
REVENUES:
=========

 Lease Revenue -------------            $                       $
 Interest Income -----------   100      $ 13,563        100     $12,324
                                        ________                _______
Total Revenues ---------                $ 13,563                $12,324
                                        ========                =======
EXPENSES: (Including Percentage of Total Revenues)
=========

 Cost of Sales ---------------   O      $ --             O      $ --
 Other Expenses --------------  44      $  5,942        35     $  4,345
                                        --------               --------
 Total Expenses ----------      44      $  5,942        35     $  4,345
                                        ========               ========

Liquidity, Capital Resources and Other Matters Affecting Financial
Condition

As as December 31, 1998, on a liquidation basis: the Company's total ASsets (all of which were cash related) aggregated $176,022; the Company's total liabilities aggregated $21,107; and shareholders' equity aggregated $154,915. As at December 31, 1997, on a liquidation basis: the Company's total assets (all of which were cash related) aggregated $168,401; the Company's total liabilities aggregated $21,107; and shareholders' equity aggregated $147,294.

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

The following is an Index to the referred to Financial Statements:

Report of Independent Certified Public Accountants              F1
Consolidated Statement of Net Assets - Liquidation Basis
  As at December 31, 1998 and 1997                              F2
Consolidated Statement of Changes in Net Assets -
 Liquidation Basis - For years ended December 31, 1998
  1997 and 1996                                                 F3 to F5
Consolidated Statement of Changes in Stockholders's Equity -
  Liquidation Basis
  For years ended December 31, 1998, 1997 and 1996              F6
Notes to Consolidated Financial Statements                      F7 to F8


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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  Name

Sanders H. Wallick              President and Chairman of the Board
James R. Wallick                Vice-President and Director


Business Experience

Mr. Sanders H. Wallick, age 75, has been President and Chief Executive Officer and Chairman of the Board of the Company since December 15, 1982. Mr. Wallick has been engaged, as a principal and Chief Executive Officer, in various areas of the automobile business for more than the 37 years last past. He is presently, and has been for more than the five years last past, a principal and President and Chief Executive Officer of each of MIC Leasing Corp., an automobile leasing company; U.S. Automotive Industries, Inc., a wholesale dealer in new and used automobiles; and U.S. Auto Imports & Exports, Inc., a wholesale dealer in new and used automobiles. He is also presently, and has been since September, 1981, a principal, and an officer of Apple Chevrolet, Inc., a new car dealer.

Mr. James R. Wallick, age 47, has been a Vice-President and a Director of the Company since December 15, 1982. Mr. Wallick is the son of Sanders
H. Wallick and has been engaged, as a principal and executive officer, in various aspects of the automobile business for more than the five years last past. Since May 1998 has been a director of Fidelity Holdings Inc, (a publically held company). His principal past activity is that of Chief Executive Officer of Apple Chevrolet, Inc., a G.M. franchised new car dealer Fairlawn, New Jersey, which has been operated by him since its acquisition in September, 1981 to 1988. From March, 1980, to September, 1981, he was the Chief Executive Officer of Brahms Chevrolet, Inc.,another G.M. franchised new car dealer in New Jersey. He also holds interests in each of the entities set forth above with respect to his father and was actively engaged, as an executive officer, in each of such entities for more than the five years.


ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1)(2) During the past three fiscal years of the Company, no plan or non-plan compensation was awarded to, earned by, or paid to, any Executive Officer or Director of the Company for services rendered to the Company and its subsidiaries in any capacity; during the past three fiscal years, a former officer and director was paid a total of $500 for legal services rendered to the Company.

(b) Summary Compensation Table

        Not Applicable.

(c) Option/SAR Grants Table -- Not Applicable.
(d) Aggregated Option/SAR Exercise and Fiscal Year End Option/SAR
Value Table -- Not Applicable.

(e) Long Term Incentive Plan ("LTIP") Awards Table -- Not Applicable.

(f) Compensation of Directors

Directors who are not employees of the Company, or any of its subsidiaries, are entitled to receive an attendance fee of $300, plus expenses, for each meeting of the Board attended. There were no formal meetings of the Board of Directors during the fiscal year ended December 31, 1998, and, accordingly, no attendance fees were paid to anyone.

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




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(i) During the fiscal year ended December 31, 1991, the Company loaned $200,000 to MIC Leasing Corporation, a corporation owned by Messrs.
S. H. and J. Wallick. Such loan was evidenced by demand notes bearing interest at the rate of 10% per annum and personally endorsed by Mr. S. H. Wallick. As at December 31, 1996, the amount of such loan still outstanding was $41,501. During the fiscal year ended December 31, 1994, the Company loaned an additional $100,000 to MIC Leasing Corporation.
Such loan was evidenced by a demand note bearing interest at the rate of 8% per annum and personally guaranteed by Mr. S. H. Wallick. As at December 31, 1997, the amount of such loan still outstanding was $100,000. At March 31,1997, the FORM 8-K. notes were sold, assigned, and transferred to Apple Chevrolet, Inc. a corporation owned by Messrs. S H and J Wallick. In consideration Apple Chevrolet issued a demand promissory note in the principle sum of $141,501 bearing interest at 8.75%. See also Notes to Consolidated Financial Statements, elsewhere herein.

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

                                    TECFIN CORPORATION



                                By: s/ Sanders H. Wallick
                                    Sanders H. Wallick
May 10, 1999                        President and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/Sanders H. Wallick
 ____________________
(Sanders H. Wallick)       Chairman of the Board         May 10,1998
                           (Chief Executive officer
                           and acting principal
                           financial and accounting
                           officer)

s/ James R. Wallick
____________________
(James R. Wallick)         Director                     May 10,1998











\par \tab INDEPENDENT ACCOUNTANTS' REPORT
\par
\par
\par
\par
\par To the Board of Directors
\par TecFin Corporation
\par
\par
\par
\par We have audited the accompanying consolidated statements of net assets
 (liquidation basis) of TecFin Corporation as at December 31, 1998 and 1997, \par and the related consolidated statements of changes in net assets
\par (liquidation basis) and the consolidated statements of changes in \par stockholders equity (liquidation basis) for the years ended December 31, \par 1998, 1997 and 1996. These consolidated financial statements are \par the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on \par our audits.
\par
\par We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our
\par audits provide a reasonable basis for our opinion.
\par
 As described in Note 1, the Company's consolidated financial statements have been prepared on the liquidation basis of accounting.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of TecFin Corporation as at December 31, 1998 and 1997, and the changes in net assets in liquidation for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

The Company plans to use the proceeds of the sale of its assets to satisfy its obligations. It is not presently determinable whether the amounts realizable from the disposition of the assets will differ materially from the amounts shown in the consolidated financial statements.

\par
\par                                  Weinick Sanders Leventhal & Co.,LLP
\par
\par
\par
\par New York, N. Y.
\par April 23, 1999
\par        \tab \tab \tab \tab \tab \tab \tab \tab \tab
\par
\par TECFIN CORPORATION AND SUBSIDIARIES
\par
\par CONSOLIDATED STATEMENTS OF NET ASSETS
\par (Liquidation Basis)
\par
\par
\par
\par
\par
\par
\par
                  A S S E T S
\par \tab (Note 1)
\par
\par
\par
                         \tab \tab \tab \tab \tab    December 31,
ab \tab \tab                                    1998            1997
Cash                                          $ 11,672         $ 17,614

Demand notes receivable -
 related party (Note 5)                        164,350          150,787
\par \tab \tab \tab \tab                      --------        ---------
\par \tab \tab \tab \tab                       176,022          168,401
\par \tab                   \tab \tab \tab    --------        ---------
\par \tab \tab \tab \tab \tab \tab
\par \tab
         L I A B I L I T I E S
\par
\par
\par
\par Liabilities:
Income taxes payable                          $    145        $    145
Accrued expenses and other
   current liabilities                          20,962          20,962
\par \tab \tab \tab \tab                      --------        --------
       Total liabilities                        21,107          21,107
\par                                          --------         --------
\par
Net assets                                    $154.915         $147,294
\par \tab \tab \tab \tab                     =========         ========
\par
\par
\par
\par
\par
\par
\par
\par
\par
\par \tab See notes to consolidated financial statements.
\par \tab \tab \tab \tab \tab \tab \tab \tab \tab
\par
\par
\par
\par \tab TECFIN CORPORATION AND SUBSIDIARIES
\par
\par \tab CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
\par \tab \tab     (Liquidation Basis)
\par
\par \tab FOR THE YEAR ENDED DECEMBER 31, 1998
\par \tab \tab       (Note 1)
\par
\par
\par
\par
\par
\par
\par
\par
\par Net assets as of January 1, 1998                            $147,294
\par
\par Sales and operating revenues (Note 5)        $13,563
\par
\par Cost and expenses:
\par   Selling, general and administrative          5,942
\par                                 \tab \tab    -------
\par Income from operations                                        7,621
\par
\par Provision for taxes (Note 4)                                    -
\par                                    \tab \tab \tab \tab       -------
\par Net income                                                    7,621
\tab \tab \tab \tab \tab \tab \tab                               --------
\par Net assets as of December 31, 1998                         $154,915
\par \tab \tab \tab \tab \tab                                   ========
\par
\par Earnings per share (Note 2):
\par \tab Weighted average number of
\par \tab   common shares outstanding                         64,205,721
\par                                                          ==========
\par
\par Income per common share                                     $   -
\par \tab                                                      ========
\par
\par
\par
\par
\par
\par \tab See notes to consolidated financial statements.
\par
\par
\par
\par

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






               TECFIN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                     (Liquidation Basis)

               FOR THE YEAR ENDED DECEMBER 31, 1996
                          (Note 1)







Net assets as of January 1, 1996                        $135,104

Sales and operating revenues (Note 5)      $12,152

Cost and expenses:
   Selling, general and administrative       7,941
                                           -------
Income from operations                                     4,211


Provision for taxes (Note 4)                                  -
                                                         -------
Net income                                                 4,211
                                                         -------
Net assets as of December 31, 1996                      $139,315
                                                        ========



 Earnings per share (Note 2):
   Weighted average number of
   common shares outstanding             64,205,721
                                        ===========




Income per common share                   $   -
                                        ===========











\par
\par
\par
\par
\par \tab See notes to consolidated financial statements.
\par
\par
\par
\par
\par
\par \tab \tab \tab \tab \tab \tab \tab \tab \tab
\par
\par \tab \tab        TECFIN CORPORATION AND SUBSIDIARIES
\par
\par \tab \tab       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
\par
\par \tab \tab \tab        DECEMBER 31, 1998
\par
\par
\par
\par
\par
\par NOTE 1 -        BASIS OF PRESENTATION.
\par
 The accompanying consolidated financial statements have been prepared on the assumption of the liquidation basis of accounting in accordance with
 Section 607.02 of the Codification of Financial Reporting Policies adopted by the Securities and Exchange Commission.  The consolidated statement of net assets (liquidation basis) does not distinguish between current and long-term balances, as would be reflected if such statement had been prepared on the assumption of going concern.
\par
\par
\par
\par NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
\par
\par \tab (a)     Principles of Consolidation:
\par
\par \tab \tab \tab The accompanying consolidated financial statements include the accounts of TecFin Corporation and its wholly-owned subsidiaries. \par All intercompany accounts and transactions have been eliminated in
\par consolidation.
\par
\par
\par \tab (b)     Earnings Per Share:
\par
\par \tab \tab \tab Primary income per share is based on the weighted
\par average number of shares outstanding during each year.
\par
\par
\par \tab (c)     Liquidation Basis:
\par
\par \tab \tab \tab The accompanying consolidated financial statements reflect the adoption of a liquidation basis accounting effective January 1, \par 1992.
\par
\par
\par
\par NOTE 3 -        THE COMPANY.
\par
    At present, management of the Company does not have any viable plan for future to meet its short-term or long-term liquidity needs. The Company has
\par not adopted a formal plan of liquidation. However, in the opinion of \par management, existing assets should be sufficient to extinguish existing \par liabilities.
\par
\par
\par
\par
\par NOTE 4 -        PROVISION FOR INCOME TAXES.
\par
\par \tab \tab \tab The provision for income tax expense varies from the \par federal statutory rate as follows:
\par
\par
\par
\par \tab \tab        For the Years Ended
\par \tab \tab \tab    December 31,
\tab \tab \tab \tab
         \tab \tab \tab \tab \tab 1 9 9 8          1 9 9 7        1 9 9 6
Federal statutory rate        $2,591   34.0%   $2,713   34.0%  $1,432 34.0%

Effect of net operating loss

not available for carryback  ( 2,591) (34.0)   (2,713) (34.0)  (1,432)(34.0)
\tab
Provision for income taxes   $  -      - %    $  -       -%   $ -       -%
                             =======  =====   =======  =====  ====== ======

   At December 31, 1997, the Company has a net operating loss carryforward of approximately $858,000, which can be applied to reduce future taxable income through December 31, 2004.


 NOTE 5 - RELATED PARTY TRANSACTIONS.
    At December 31, 1998, an affililiate owes the Company $164,350 which are demand notes bearing interest at 8% to 10%. The interest income earned from these notes were $13,563, $12,324 and $12,152, respectively for the years ended December 31, 1998, 1997 and 1996.



                   TECFIN CORPORATION AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (Liquidation Basis)
        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Note 1)

              Common    Additional   Accumu-  Treasury  Stock-
               Stock     Paid-in      lated    Stock    holder's
              Amount     Capital     Deficit             Equity




Balance at
1/1/96        $6449   $1,079,170  ($947,740) ($2,775)    $135,104

Net income
year ended
12/31/96        -         -           4,211      -          4,211
              ------  ----------  ---------- -------     --------
Balance at
12/31/96      6,449   1,079,170   (943,529) ( 2,775)     139,315

Net income
year ended
12/31/97       -          -          7,979      -          7,979
             ------  ----------  ---------  -------      -------
Balance at
12/31/97      6,449   1,079,170   (935,550) ( 2,775)     147,294

Net income
year ended
12/31/98       -         -           7,621      -          7,621
             ------  ----------   --------  -------      -------

Balance at
12/31/98     $6,449  $1,079,170  ($927,929) ($2,775)    $154,915
             ======  =========== ========== ========    ========
(A)COMMON STOCK 64,490,721 shares for all years
(B)Treasury Stock 285,000 shares for all years